Form 10-K
period 2022-12-31
Trilogy International Partners Inc.
filed 2023-03-30
CIK 1689382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
Commission file number: 000-55716

Trilogy International Partners Inc.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1361786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 108th Avenue NE, Suite 400 Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 458-5900

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
Common Shares, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
 ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES  ☒   NO  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the closing price of the registrant’s common shares, no par value (“Common Shares”), was C$0.30.  The aggregate market value of the Common Shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant (each person who owns 10% or more of the outstanding Common Shares of the registrant, each officer and director), computed by reference to the closing price for the Common Shares on June 30, 2022, as reported on the Toronto Stock Exchange was C$16.6 million (US$ 12.9 million based on the exchange rate as of June 30, 2022).
As of March 30, 2023, there were 88,627,593 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

GENERAL MATTERS

Unless the context otherwise indicates, references to the “Company” in this Annual Report on Form 10-K (“Annual Report”) mean Trilogy International Partners Inc. and its consolidated subsidiaries. References to “Trilogy LLC” mean Trilogy International Partners LLC, which became a subsidiary of the Company upon completion of the Arrangement (as defined below).  See Item 1. “Business”.

Unless otherwise indicated, all information in this Annual Report is presented as at March 30, 2023, and references to specific years are references to the fiscal years of the Company ended December 31.

Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “$” or “US$” are to United States dollars. References to “CAD” or “C$” are to Canadian dollars and references to “NZD” are to New Zealand dollars.

Amounts for subtotals, totals and percentage variances included in tables in this Annual Report may not sum or calculate using the numbers as they appear in the tables due to rounding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report are not based on historical facts and constitute forward-looking statements or forward-looking information within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Canadian securities laws (“forward-looking statements”). Forward-looking statements are provided to help you understand the Company’s views of its short and longer term plans, expectations and prospects. The Company cautions you that forward-looking statements may not be appropriate for other purposes.

Forward-looking statements include statements about the Company’s business outlook for the short and longer term and statements regarding the Company’s strategy and plans. Furthermore, any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance are not statements of historical fact and may be forward-looking statements. Such statements are identified often, but not always, by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” occur, be taken, or be achieved, or the negative of any of these terms and similar expressions including, but not limited to:

•	the timing of the liquidation and dissolution of the Company following its adoption of a plan of liquidation on June 10, 2022;
•
the amount and timing of the release to the Company of funds held in escrow to secure payment of certain indemnification obligations under the Purchase Agreement (as defined below); the escrow period is scheduled to terminate in May 2023;

•	the timing and amount of any distribution to shareholders;
•	expenses associated with the Company losing its foreign private issuer status under U.S. federal securities laws;
•	the ability of U.S. persons to sell their Common Shares;
•
the expectation of the Board of Directors of the Company (the “Board”) that the financial resources available to the Company following the cash distributions to shareholders will be adequate to fund the Company’s outstanding indemnification obligations (beyond those for which funds have been placed in escrow) and ongoing costs of operating the Company prior to its liquidation and dissolution; and

•	the possibility of changes in the securities regulations of Canada and the United States that could affect the ability of investors to trade their Common Shares.

Forward-looking statements are not promises or guarantees of future performance. Such statements reflect the Company’s current views with respect to future events and may change significantly. Forward-looking statements are subject to, and are necessarily based upon, a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant economic uncertainties and contingencies, many of which, with respect to future events, are subject to change. The material assumptions used by the Company to develop such forward-looking statements include, but are not limited to:

•
the amount and timing of the release to the Company of funds held in escrow to secure payment of certain indemnification obligations under the Purchase Agreement; the escrow period is scheduled to terminate in May 2023;

•	taxes payable; and
•	currency exchange rates.

Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors, including, without limitation, those described below under Item 1.A “Risk Factors” and those referred to in the Company’s other regulatory filings with the U.S. Securities and Exchange Commission (“SEC”) in the United States and the provincial securities commissions in Canada. Such risks, as well as uncertainties and other factors that could cause actual events or results to differ significantly from those expressed or implied in the Company’s forward-looking statements, include, without limitation:

•
the amount and timing of the release to the Company of funds held in escrow to secure payment of certain indemnification obligations under the Purchase Agreement; the escrow period is scheduled to terminate in May 2023;

•	risks related to anti-corruption compliance;
•	reliance on limited management resources;
•	tax related risks;
•	risks related to being a publicly traded company, including, but not limited to, compliance and costs associated with the U.S. Sarbanes-Oxley Act of 2002 (to the extent applicable);
•
an increase in costs and demands on management resources as a result of the Company ceasing to qualify as an “emerging growth company” on December 31, 2022 under the U.S. Jumpstart Our Business Startups Act of 2012;

•	additional expenses in connection with the Company losing its foreign private issuer status under U.S. federal securities laws;
•	the determination to not pay dividends;
•	risks related to the liquidity of the market for the Common Shares;
•	risks related to litigation, including class actions and regulatory matters;
•	risks that the market price and trading volume of the Common Shares may materially decrease or experience increased fluctuation;
•	foreign exchange rate and associated risks;
•	risks related to currency controls and withholding taxes;
•	risks related to the impact of new laws and regulations;
•	risks associated with the Company’s internal controls over financial reporting; and
•	the costs associated with the dissolution of the Company.

This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements.

All forward-looking statements included herein are based on the beliefs, expectations and opinions of management on the date the statements are made. Except as required by applicable law, the Company does not assume any obligation to update forward-looking statements should circumstances or management’s beliefs, expectations or opinions change. For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

Part I

Item 1.	Business

Incorporation

The Company was incorporated under the name “Alignvest Acquisition Corporation” under the Business Corporations Act (Ontario) on May 11, 2015. Alignvest (as defined below) was a special purpose acquisition corporation formed for the purpose of effecting an acquisition of one or more businesses or assets, by way of a merger, share exchange, asset acquisition, share purchase, reorganization, or any other similar business combination involving Alignvest, referred to as its “qualifying acquisition”.

Background

On February 7, 2017, Trilogy LLC, a Washington limited liability company, and Alignvest Acquisition Corporation (“Alignvest”, now “TIP Inc.”), completed a court approved plan of arrangement (the “Arrangement”) pursuant to an arrangement agreement dated November 1, 2016 (as amended December 20, 2016, the “Arrangement Agreement”). As a result of the Arrangement, TIP Inc., through a wholly owned subsidiary, obtained a controlling interest in and thus consolidates Trilogy LLC. As of December 31, 2022, TIP Inc. holds a 100% economic ownership interest in Trilogy LLC.

The Company historically had two reportable segments identified by their geographic regions, New Zealand and Bolivia. Two Degrees Mobile Limited (“2degrees”) operated in New Zealand and Empresa de Telecomunicaciones NuevaTel (PCS de Bolivia), S.A. (“NuevaTel”) operated in Bolivia. During the second quarter of 2022, the Company completed the sales of its operations in New Zealand and Bolivia, which represented substantially all of the operating activity of the Company’s business.

Through former subsidiaries, Trilogy LLC provided wireless voice and data communications in New Zealand and Bolivia including local, international long distance and roaming services, for both customers and international visitors roaming on its networks. These services were provided under Global System for Mobile Communications (“GSM” or “2G”) (in Bolivia only), Universal Mobile Telecommunication Service, a GSM-based third generation mobile service for mobile communications networks (“3G”), and Long Term Evolution, a widely deployed fourth generation service (“4G LTE”), technologies. Trilogy LLC’s New Zealand former subsidiary also provided fixed broadband communications to residential and enterprise customers.

2degrees Sale

On December 31, 2021, Trilogy International New Zealand LLC (“TINZ”), Tesbrit B.V. (“Tesbrit”, together with TINZ, the “Vendors”), Voyage Digital (NZ) Limited (“Voyage Digital”), and Voyage Australia Holdings Pty Limited entered into a purchase agreement (the “Purchase Agreement”) pursuant to which Voyage Digital agreed to acquire, subject to certain terms and conditions, all of the issued and outstanding shares in the capital of 2degrees owned by the Vendors (the “2degrees Sale”). On the same date, Voyage Digital entered into a share purchase agreement with Pacific Custodians (New Zealand) Limited to acquire the issued and outstanding shares, and shares to be issued on conversion of options, in the capital of 2degrees beneficially owned by former and current employees of 2degrees. By virtue of executing these two share purchase agreements, Voyage Digital committed to purchase all of the issued and outstanding shares in the capital of 2degrees. On March 15, 2022, the 2degrees Sale was approved by special resolution at a meeting of TIP Inc.’s shareholders.

On May 19, 2022, the Company completed the sale of its 73.2% interest in 2degrees. For its ownership interest in 2degrees, the Company’s share of the total consideration was approximately $601 million ($930 million NZD), net of $21 million ($33 million NZD) of closing adjustments, including transaction advisory fees, along with payments to satisfy the outstanding 2degrees option pool. Approximately $22 million NZD of the consideration paid by Voyage Digital for the Company’s 2degrees shares is being held in escrow as recourse for potential indemnification claims that may arise under the Purchase Agreement. The escrowed proceeds are scheduled to be released in May 2023. The amount of escrow proceeds that will ultimately be received will depend upon whether any indemnification obligations arise under the Purchase Agreement, and the receivable will be monitored for potential impairment over time as facts and circumstances evolve.

NuevaTel Transaction

In March 2022, the Company entered into an agreement to transfer 100% of its indirect equity interest in NuevaTel to Balesia Technologies, Inc. (“Balesia”) for a nominal purchase price (the “NuevaTel Transaction”). The Company owned 71.5% of the equity in NuevaTel.

On May 14, 2022, the NuevaTel Transaction closed.

Indebtedness

As of December 31, 2021, the Company had $663.3 million of total debt and financing lease liabilities. Promptly following the closing of the 2degrees Sale, the Company repaid its outstanding indebtedness and related accrued interest of approximately $450 million. As a result of these prepayments and the sale of the operations, the Company had no remaining indebtedness outstanding as of December 31, 2022.

Operations Overview

Trilogy LLC Background

Trilogy LLC, based in Bellevue, Washington, is owned by Trilogy Intermediate Holdings (as defined below). Trilogy LLC was founded in 2005 by John W. Stanton, Bradley J. Horwitz, and Theresa E. Gillespie (collectively, the “Trilogy LLC Founders”), who, together with a small group of other investors, bought assets including Bolivia (NuevaTel) from Western Wireless Corporation (“Western Wireless”), which had been founded by the Trilogy LLC Founders and sold to Alltel Corporation for $6 billion in 2005.

Over the following years, Trilogy LLC completed a number of transactions. In 2008, Trilogy LLC acquired 26% of New Zealand Communications Limited, a greenfield mobile wireless operator in New Zealand, now known as 2degrees. Trilogy LLC subsequently increased its stake in 2degrees over the years. Focusing its efforts on growing 2degrees and NuevaTel, Trilogy LLC sold its operating company in Haiti in 2012 and its operating company in the Dominican Republic (adjacent to Haiti) in 2016. In 2015, 2degrees acquired Snap Limited, a New Zealand provider of fixed broadband communications services to enterprise and residential subscribers.

Trilogy International Partners Inc.

Prior to the 2degrees Sale and the NuevaTel Transaction, the Company owned and controlled majority stakes in two operations that the Trilogy LLC Founders grew from greenfield developments. 2degrees in New Zealand and NuevaTel in Bolivia provided communications services customized for each market, including local, international long distance, and roaming services for both customers and international visitors roaming on their networks. 2degrees and NuevaTel also provided fixed broadband services. Both companies provided mobile services on both a prepaid and postpaid basis.

2degrees and NuevaTel’s networks supported several digital technologies including GSM (NuevaTel only), 3G, and 4G LTE. Deployment of 4G LTE in New Zealand and Bolivia enabled the Company to offer its wireless subscribers in those markets a wide range of advanced services while achieving greater network capacity through improved spectral efficiency.

For a breakdown of total revenues for each geographic market prior to the sale of operations, see Item 7 “Operating Results- New Zealand – Operating Results” and “- Bolivia – Operating Results.”

New Zealand (2degrees) background

Prior to 2degrees’ entry, the New Zealand wireless communications market was a duopoly, and the incumbent operators, Vodafone and Spark, were able to set relatively high prices, which resulted in low wireless usage by consumers. Additionally, mobile revenue in New Zealand in 2009 was only 31% of total New Zealand telecommunications industry revenue compared to 42% for the rest of the Organization for Economic Co-operation and Development countries. These two factors led the Company to believe that New Zealand presented a significant opportunity for a third competitor to enter the market successfully.

2degrees launched in the New Zealand wireless market in 2009 through innovative pricing, a customer-centric focus and differentiated brand positioning. 2degrees introduced a novel, low-cost, prepaid mobile product that cut the incumbents’ prices of prepaid voice calls and text messages in half and rapidly gained market share. Since then, 2degrees reinforced its reputation as the challenger brand by combining higher value-for-money alternatives with excellent customer service. Additionally, 2degrees provided fixed broadband communications services to residential and enterprise customers. Fixed broadband services also supported increased business-to-business penetration. In May 2022, the 2degrees business had been disposed of and the Company no longer owned or operated the New Zealand segment.

Bolivia (NuevaTel) background

The Trilogy LLC Founders launched NuevaTel in 2000 while they served in senior management roles with Western Wireless. Trilogy LLC subsequently acquired a majority interest in the business in 2006. NuevaTel, which operated under the brand name “Viva” in Bolivia, provided wireless, long distance, public telephony and wireless broadband communication services.

In May 2022, the NuevaTel business had been disposed of and the Company no longer owned or operated the Bolivia segment.

Sale of Operations Overview

The Company historically had two reportable segments, New Zealand and Bolivia. As noted above, during the second quarter of 2022, the Company completed the sales of its operations in New Zealand and Bolivia which represented substantially all of the operating activity of the Company’s business. The disposals and comparative historical periods are not presented as discontinued operations since the associated activities represented substantially all of the Company’s net productive assets, business activities and results of operations. Accordingly, they do not meet the definition of a component of an entity that would qualify for discontinued operations presentation because they are not clearly distinguishable from the rest of the entity. Since presentation of discontinued operations is not applicable, the presentation of segment information for New Zealand and Bolivia has been retained.

Continuing Operations Overview

Substantially all of the proceeds received by the Company from the 2degrees Sale, after prepayment of debt obligations and payment of certain corporate working capital obligations accrued through the date of the transaction, were converted to USD and Canadian currency in the amounts expected to be used for distributions to shareholders and corporate use. These amounts were used to fund the initial shareholder distribution made in June 2022 in the aggregate amount of $150 million CAD ($116 million) and to provide a cash reserve. The Company’s cash reserve also includes its share of the escrow balance in the amount of $22 million NZD retained from the proceeds of the 2degrees Sale. In connection with the Company’s plan of liquidation adopted on June 10, 2022, the cash reserve will be utilized for costs related to the eventual dissolution of the Company, including costs related to continued financial reporting, and headquarters costs through mid-year 2023 along with payment of the $7.1 million balance of Other current liabilities and accrued expenses as of December 31, 2022 as presented in the Company’s Consolidated Balance Sheet (including $5.1 million of remaining expected severance payments to be made in connection with the Company’s wind-down process). The cash reserve will also be utilized for the payment of indemnification claims, if any, that may arise from the transaction but are not funded by the warranty insurance policy purchased in connection with the 2degrees Sale or by the aforementioned purchase price escrow. Furthermore, based on the Company’s current estimates, the Company expects to make a distribution in mid-2023 in a range of $15 million to $20 million. However, as previously disclosed, the amount and timing of future shareholder distributions is subject to certain factors, including the amount and timing of the release to the Company of funds held in escrow to secure payment of certain indemnification obligations under the Purchase Agreement (the escrow period is scheduled to terminate in May 2023), fluctuations in foreign currency exchange rates and costs associated with the dissolution of the Company.

On December 28, 2022, the Company’s listing of the Common Shares was transferred from the Toronto Stock Exchange to the NEX board of the TSX Venture Exchange (the “TSXV”). The Common Shares now trade under the symbol “TRL.H”.

As a foreign private issuer, as defined in Rule 3b-4 under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company was historically exempt from certain of the provisions of the U.S. federal securities laws. For example, the Exchange Act and the Section 16 reporting and “short swing” profit rules do not apply to foreign private issuers. On June 30, 2022, the Company ceased to be a foreign private issuer. Thus, these rules applied commencing with the beginning of the Company’s 2023 fiscal year and the Company is also, among other things, now required to commence reporting on forms required of U.S. companies, such as Forms 10-K, 10-Q and 8-K, rather than the forms previously available to the Company, such as Forms 20-F and 6-K. Compliance with these disclosure requirements is likely to result in increased expenses and require the Company’s management to devote time and resources to comply with new regulatory requirements. Additionally, the Company’s resale registration of its Common Shares, made on Form F-3 in 2021 while the Company was a foreign private issuer, terminates concurrently with the Company’s filing of this Annual Report. The termination of the resale registration will not affect the ability of investors who are non-US persons, as defined in Regulation S of the United States Securities Act of 1933, as amended (the “1933 Act”), to continue to sell their Common Shares in 2023 or thereafter. So long as the Common Shares remain listed on the NEX board of the TSXV, U.S. persons who hold Common Shares will continue to be able to sell their shares after March 30, 2023, pursuant to Regulation S of the 1933 Act subject to the rules of Regulation S or another designated offshore securities market (“DOSM”). Regulation S requires, among other things, that a U.S. person selling unregistered shares on a DOSM not know that the sale has been pre-arranged with a buyer in the United States. U.S. persons may also sell unregistered Common Shares via a private placement. U.S. persons who intend to trade the Common Shares are advised to seek advice from counsel with respect to any trading activity they intend to pursue.

Although the Company is no longer a foreign private issuer and ceased to be an emerging growth company on December 31, 2022, under SEC rules effective September 10, 2018, so long as the Company’s public float (market value of Common Shares held by non-affiliates) remains less than $75 million as of the end of its most recent second fiscal quarter, the Company will qualify as a “smaller reporting company” as well as a “non-accelerated filer” eligible for relief from certain SEC disclosure and reporting requirements (for the Company, most notably as to certain executive compensation matters and requirements to have an external audit opinion on internal controls). As of the applicable measurement date, June 30, 2022, the Company’s float was substantially less than $75 million. Therefore, the Company is eligible to disclose as a “smaller reporting company”. This election will reduce some of the additional expense and management attention necessary to be dedicated to compliance.

Trademarks and Other Intellectual Property Rights

Prior to the sale of its operations, the Company had proprietary rights to trademarks used in this Annual Report, including, without limitation, “2degrees”, “NuevaTel” and “Viva”. Following the 2degrees Sale and NuevaTel Transaction, the Company no longer has proprietary rights to these trademarks and uses the terms herein solely to refer to its former subsidiaries and to describe their business operations.

Human Capital Resources

As of December 31, 2022, the Company had 9 employees in the U.S., all of whom are fulltime employees. As of the date of this filing, the Company has reduced to 7 employees.

Additional Information

The SEC maintains an internet site at http://www.sec.gov, that contains reports, proxy and information statements, and other information regarding the Company. The Company’s internet address is http://www.trilogy-international.com.

Item 1A.	Risk Factors

This document contains forward-looking statements regarding the Company’s prospects that involve risks and uncertainties. The Company’s actual results could differ materially from the results that may be anticipated by such forward-looking statements discussed elsewhere in this Annual Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Annual Report. If any of the following risks occur, the Company’s financial condition or results could be harmed. In that case, the trading price of the Common Shares could decline.

Investment in the Common Shares of the Company is speculative, involves a high degree of risk and limited opportunity for appreciation in the value of the Common Shares, is subject to the following specific risks among others, and should be undertaken only by purchasers whose financial resources are sufficient to enable them to assume such risks. The Common Shares should not be purchased by persons who cannot afford the possibility of the loss of their entire investment. Prospective purchasers should review these risks as well as other matters disclosed elsewhere in this Annual Report with their professional advisors.

The Company has no business or source of income and its only assets consist of cash on hand and certain funds held in escrow.

As a result of the 2degrees Sale and the NuevaTel Transaction, the Company no longer has an operating business or source of income. Accordingly, it will not engage in any future activities except those associated with winding up its affairs. Other than cash on hand of $25.1 million as of December 31, 2022, the Company’s only assets consist of approximately $22 million NZD ($14.1 million based on the exchange rate as of December 31, 2022) from the proceeds of the 2degrees Sale that are being held in escrow as recourse for potential indemnification claims that may arise under the Purchase Agreement. The escrowed proceeds are scheduled to be released in May 2023. Once these funds are released and any claims relating to the escrow are resolved, the Company intends to make a distribution to shareholders of all remaining cash less any funds retained to complete the winding up of the Company. Claims for indemnification could materially reduce the amount of funds available for such distribution. The Company previously distributed approximately $115.8 million to shareholders in the second quarter of 2022.

If the Company does not comply with anti-corruption legislation, the Company may become subject to monetary or criminal penalties.

The Company was and remains subject to compliance with various laws and regulations, including the Canadian Corruption of Foreign Public Officials Act, the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. The Company’s employees were and are trained and required to comply with these laws, and the Company is committed to legal compliance and corporate ethics. There is no assurance that the Company’s training and compliance programs will protect it from acts committed by its employees, affiliates or agents. Violations of these laws could result in severe criminal or civil sanctions and financial penalties and other consequences that may have a material adverse effect on the Company.

If the Company loses any key member of its management team, the windup of the Company could suffer. The Company may have difficulty in obtaining qualified managerial personnel to successfully complete the windup of the Company.

In connection with the 2degrees Sale, the NuevaTel Transaction and the plan of liquidation, the Company terminated substantially all its employees. As of the date of this filing, the Company has 7 employees and if a key member of its management team leaves, the Company’s ability to successfully complete the windup of the Company could be adversely affected.

The Company is treated as a U.S. corporation for U.S. federal income tax purposes and is liable for both U.S. and Canadian income tax.

The Company is treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company is subject to U.S. federal income tax on its worldwide income and this treatment will continue indefinitely. In addition, the Company is subject to Canadian income tax on its worldwide income. Consequently, the Company is liable for both U.S. and Canadian income tax on its worldwide income, which could have a material adverse effect on its financial condition and results of operations. U.S. foreign tax credits, which are generally available to offset U.S. tax liability when both U.S. and Canadian tax is imposed on the same income, may not be available to mitigate the effects of this double tax.

Potentially adverse tax consequences may result from distributions to our shareholders.

In June 2022, the Company distributed approximately $116 million to its shareholders. It is the Company’s position that this distribution, which was made in connection with the plan of liquidation adopted by the Company in June 2022, was a liquidating distribution for U.S. tax purposes and a return of capital for Canadian tax purposes. It is possible, however, that taxing authorities may assert that the distribution was a non-liquidating distribution, and thus possibly treated as a dividend.

If the distribution were treated as a dividend, such amounts received by holders of Common Shares who are residents of Canada for purposes of the Income Tax Act (Canada) (the “Tax Act”) will be subject to U.S. withholding tax. A foreign tax credit under the Tax Act in respect of such U.S. withholding taxes may not be available to such holder.

If the distribution were treated as a dividend, such amounts received by a holder of Common Shares who is a U.S. person or U.S. tax resident generally will not be subject to U.S. withholding tax but, if such recipient is not also a resident in Canada for the purposes of the Tax Act, the dividends will be subject to Canadian withholding tax. The Company is considered to be a U.S. corporation for U.S. federal income tax purposes. As a result, dividends paid by the Company will be characterized as U.S. source income for purposes of the U.S. foreign tax credit rules. Accordingly, U.S. persons and U.S. tax residents generally will not be able to claim a U.S. foreign tax credit for any Canadian tax withheld on the dividends.

If the distribution were treated as a dividend, such amounts received by shareholders who are not Canadian tax residents, U.S. persons or U.S. tax residents will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to a shareholder of the Company, subject to examination of the relevant treaty.

Public company requirements may strain the Company’s resources.

As a public company, the Company is subject to the reporting requirements of the Securities Act (British Columbia), as amended, as well as the applicable securities laws of the other Canadian provinces, and is subject to certain reporting requirements under the U.S. Securities Exchange Act of 1934, as amended (the “U.S. Exchange Act”) and, in each case, the regulations and rules thereto. The Company is also subject to the ongoing listing requirements of the NEX board of the TSXV. The obligations of operating as a public company require significant expenditures and place additional demands on management as the Company complies with the reporting requirements of a public company. The Company may need to hire additional accounting, financial and legal staff with appropriate public company experience and technical accounting and regulatory knowledge.

The Company ceased to qualify as an “emerging growth company” under the JOBS Act during the fiscal year ending December 31, 2022 and, consequently, the costs and demands placed upon management may increase.

The Company ceased to be deemed an “emerging growth company” during the fiscal year ending December 31, 2022.  As a result, the Company expects the costs and demands placed upon management to increase, as the Company is now required to comply with additional disclosure and accounting requirements. However, as long as the aggregate value of the Common Shares held by non-affiliates remains less than $75 million as of the end of its most recent second fiscal quarter, the Company will qualify as a “smaller reporting company” as well as a “non-accelerated filer” eligible for relief from certain disclosure and reporting requirements. As of the applicable measurement date, June 30, 2022, the Company’s float was substantially less than $75 million. Therefore, the Company is eligible to disclose as a “smaller reporting company”. This will reduce some of the additional expense and management attention necessary to be dedicated to compliance.

Smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and have certain other reduced disclosure obligations.

As a result of the Company losing its foreign private issuer status under U.S. federal securities laws, the Company may incur additional expenses associated with compliance with the U.S. securities laws applicable to U.S. domestic issuers.

On June 30, 2022, the Company ceased to be a foreign private issuer. As a foreign private issuer, as defined in Rule 3b-4 under the Exchange Act, the Company was historically exempt from certain of the provisions of the U.S. federal securities laws. For example, the Exchange Act and the Section 16 reporting and “short swing” profit rules do not apply to foreign private issuers. Thus, these rules apply commencing with the beginning of the Company’s 2023 fiscal year and the Company is also, among other things, required to commence reporting on forms required of U.S. companies, such as Forms 10-K, 10-Q and 8-K, rather than the forms previously available to the Company, such as Forms 20-F and 6-K. Compliance with these disclosure requirements may result in increased expenses and require the Company’s management to devote time and resources to comply with new regulatory requirements.

Additionally, the Company’s resale registration of its Common Shares, made on Form F-3 in 2021 while the Company was a foreign private issuer, terminated with the filing of this Annual Report. The termination of the resale registration will not affect the ability of investors who are non-US persons, as defined in the 1933 Act, to continue to sell their Common Shares in 2023 or thereafter. U.S. persons who hold Common Shares will continue to be able to sell their shares after the date hereof pursuant to Regulation S of the 1933 Act so long as such sales are made on a DOSM such as the NEX board of the TSXV, on which the Common Shares are currently listed. Regulation S requires that a U.S. person selling unregistered shares on a DOSM not know that the sale has been pre-arranged with a buyer in the United States. U.S. persons may also sell unregistered Common Shares via a private placement.

The Company will not pay dividends.

Although the Company paid a dividend in the second quarter of each of 2019, 2018 and 2017, it did not do so in 2022, 2021 and 2020. The Company has determined not to make any dividend payments in light of the adoption of a plan of liquidation and the distribution of the remaining proceeds of the 2degrees Sale as described herein.

Liquid Market for Securities

The Common Shares are currently listed on the NEX board of the TSXV. However, there can be no assurance that an active and liquid market for the Common Shares will develop or be maintained, and an investor may find it difficult to resell any securities of the Company.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease an office space at our corporate headquarters at 155 108th Avenue NE, Suite 400, Bellevue, WA 98004.  We believe that our facility is adequate to meet our needs for the immediate future.

Item 3.	Legal Proceedings

The Company is not aware of any existing or contemplated legal proceedings to which it or any of its current subsidiaries is a party, or to which any of their property is subject, that would have a material adverse effect on the Company.

As a result of the sales of operations in the second quarter of 2022, the Company is no longer subject to the potential outcome of contingencies previously reported for the historical New Zealand and Bolivia segments which were subject to the telecommunications laws and regulations of these locations.

The Company’s former subsidiaries in New Zealand and Bolivia are party to various lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Although the Company no longer owns an interest in these subsidiaries, it may have liability with respect to the outcomes of certain lawsuits, regulatory proceedings or claims against the former subsidiaries to the extent specified in indemnification provisions of the share sale agreements to which the Company is a party. Management believes that although the outcomes of these proceedings are uncertain, any liability ultimately arising from these actions should not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company is not aware of any penalties or sanctions imposed by a court or securities regulatory authority or other regulatory body to which the Company is subject, nor any settlement agreements before a court or with a securities regulatory authority to which the Company is a party.

In November 2022, NuevaTel and Balesia filed a complaint in U.S. District Court for the Southern District of Florida against Juan Pablo Calvo, NuevaTel’s chairman before the sale to Balesia and formerly NuevaTel’s CEO. The complaint alleges that Mr. Calvo violated his fiduciary duties to NuevaTel and interfered with NuevaTel’s contractual relations. No amount of damages was alleged in the complaint. Mr. Calvo has filed a motion to dismiss the case. The Company has agreed to indemnify Mr. Calvo for defense costs incurred and any award of damages against him. Under the Company’s insurance policy for director and officer liability, the Company bears responsibility for defense costs and damages up to C$1.5 million; the policy covers any additional costs and damages up to C$10 million. The Company views the claims against Mr. Calvo as meritless and considers the likelihood of an award of any damages against him as remote.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Shares are currently listed in Canada on the NEX board of the TSXV under the symbol “TRL.H.”

Holders

The Company is authorized to issue an unlimited number of Common Shares. As of the date of this Annual Report, there are 88,627,593 Common Shares outstanding.

As of March 24, 2023, the most recent date for which this information is available, there were 89 holders of record of the Company’s Common Shares. This does not take into account shareholders whose shares are held in “street name” by brokerage houses.

Dividend Policy

The declaration of dividends on the Common Shares is at the sole discretion of the Board. The Company did not pay a dividend in 2022, 2021 or 2020 and the Board has determined that the payment of dividends will be suspended until further notice.

In the second quarter of 2022, the Board declared and paid a distribution to shareholders of approximately $115.8 million, or approximately $1.31 per share (declared as a C$150 million distribution), representing a return of capital distribution pursuant to a plan of liquidation adopted by the Board. Any future additional return of capital distributions will depend on the Company’s corporate expenses, capital requirements, financial condition and other factors as determined by the Board.

Securities Authorized for Issuance

None.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not purchase any of its Common Shares during the year ended December 31, 2022.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) contains important information about the business of the Company and its performance for the years ended December 31, 2022, 2021 and 2020. This MD&A should be read in conjunction with TIP Inc.’s audited consolidated financial statements for the year ended December 31, 2022, and notes thereto (the “Consolidated Financial Statements”), prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) as issued by the Financial Accounting Standards Board (“FASB”).

All financial results and metrics for the year ended December 31, 2022 included in this MD&A reflect the results from the Bolivia segment from January 1, 2022 through May 14, 2022 and from the New Zealand segment from January 1, 2022 through May 19, 2022.

Historically, the market operations in New Zealand and Bolivia represented the Company’s two reportable segments. Our chief operating decision maker, TIP Inc.’s Chief Executive Officer, assessed performance of the segments and allocated resources primarily based on the financial measures of revenues and Segment Adjusted EBITDA. See Note 19 – Segment Information to the Consolidated Financial Statements for additional information.

Foreign Currency

In New Zealand, the Company generated revenue and incurred costs in NZD. Fluctuations in the value of the NZD relative to the USD increased or decreased the Company’s overall revenue and profitability as stated in USD, which is the Company’s reporting currency. The effect of these fluctuations is referenced in this MD&A as “impact of foreign currency”. The following table sets forth for each period or date indicated the exchange rates in effect at the end of such period, including as of May 19, 2022 which reflects the date of the balance sheet for New Zealand upon closing of the 2degrees Sale, and the average exchange rates for such periods for the NZD, expressed in USD. Additionally, the amount held in escrow from the 2degrees Sale is denominated in NZD and therefore, the exchange rate in effect at December 31, 2022 is provided below:

	May 19,	December 31,	December 31,
	2022	2021	2022		2021	2020
End of period NZD to USD exchange rate	0.64	0.68	0.63	(1)	0.68	0.72
% Change	(7%)		(7%)		(5%)

	Year Ended December 31,
	2022		2021	2020
Average NZD to USD exchange rate	0.67	(2)	0.71	0.65
% Change	(5%)		9%

(1)While the exchange rate in effect at December 31, 2022 was 0.63, in the fourth quarter of 2022, the Company entered into forward exchange contracts to sell an aggregate of $20 million NZD and buy an aggregate of $12.3 million USD on June 30, 2023. Thus, future exposure to fluctuations in the NZD to USD exchange rate for substantially all of the proceeds from the 2degrees Sale held in escrow is mitigated.
(2)For the period from January 1, 2022 through May 19, 2022.

The following table sets forth for each period indicated the exchange rates in effect at the end of the period and the average exchange rates for such periods, for the CAD, expressed in USD, as quoted by the Bank of Canada:

	December 31, 2022	December 31, 2021	December 31, 2020
End of period CAD to USD exchange rate	0.74	0.79	0.79
% Change	(6%)	0%

	Year Ended December 31,
	2022	2021	2020
Average CAD to USD exchange rate	0.77	0.80	0.75
% Change	(4%)	7%

Overall Performance

The table below summarizes the Company’s consolidated key financial metrics for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,			% Variance
	2022	2021	2020	2022 vs 2021	2021 vs 2020
(in millions, unless otherwise noted)
Service revenues	$200.4	$540.7	$504.0	(63%)	7%
Total revenues	$238.5	$653.6	$610.3	(64%)	7%
Net income (loss)	$437.0	$(194.4)	$(79.7)	325%	(144%)
Net income (loss) margin(1)	218.1%	(36.0%)	(15.8%)	254.0 pts	(20.1) pts
Consolidated Adjusted EBITDA(2)	$39.4	$115.1	$107.0	(66%)	8%
Consolidated Adjusted EBITDA Margin(2)	19.7%	21.3%	21.2%	(1.6) pts	0.1 pts
Capital expenditures(3)	$32.4	$92.8	$77.3	(65%)	20%

pts - percentage points

(1)Net income (loss) margin is calculated as Net income (loss) divided by service revenues.
(2)These are non-U.S. GAAP measures and do not have standardized meanings under U.S. GAAP. Therefore, they are unlikely to be comparable to similar measures presented by other companies. For definitions and reconciliation to most directly comparable GAAP financial measures, see “Definitions and Reconciliations of Non-GAAP Measures” in this MD&A.
(3)Represents purchases of property and equipment excluding purchases of property and equipment acquired through vendor-backed financing and finance lease arrangements. Expenditures related to the acquisition of spectrum licenses, if any, were not included in capital expenditures amounts.

Reclassification of Fixed Broadband Service Revenues

In 2021, we replaced “Wireline” with “Fixed broadband” to describe the revenues and subscribers associated with the Company’s fixed broadband products in New Zealand and Bolivia, which were provided using fixed line or wireless technology. As a result, fixed Long Term Evolution (“LTE”) service revenues were reclassified from Wireless service revenues and were included as a component of Fixed broadband service revenues in our Consolidated Statements of Operations and Comprehensive Income (Loss). This reclassification was applied to all periods presented in this MD&A. Fixed LTE service revenues reclassified to Fixed broadband service revenues were $2.1 million, $5.1 million and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. This change had no impact on total revenues or net loss for any period presented.

2022 Full Year Highlights

•
On May 19, 2022, the 2degrees Sale closed for an aggregate purchase price of $1.315 billion NZD for 100% of the equity interest in 2degrees. For its ownership interest in 2degrees, the Company’s share of the total consideration was $930 million NZD (approximately $601 million based on the exchange rate on the date the consideration was received), net of $33 million NZD ($21 million) of closing adjustments, including transaction advisory fees, along with payments to satisfy the outstanding 2degrees option pool. Approximately $22 million NZD of the consideration paid by Voyage Digital for the Company’s 2degrees shares is being held in escrow for a maximum period of one year after the sale closing date.

•
Promptly following the closing of the 2degrees Sale, the Company repaid its outstanding indebtedness and the outstanding indebtedness of its subsidiary, Trilogy International South Pacific LLC (“TISP”), plus related accrued interest, totaling approximately $450 million. As a result of these prepayments, the Company had no remaining indebtedness outstanding as of December 31, 2022.

•
In the second quarter, the Board declared and paid a distribution to shareholders of $115.8 million, or approximately $1.31 per share (declared as a $150 million CAD distribution), representing a return of capital pursuant to a plan of liquidation adopted by the Board.

•
On May 14, 2022, the NuevaTel Transaction was completed. Proceeds received related to the NuevaTel Transaction were in a nominal amount and the Company recorded a net gain on the transaction of $14.5 million due to the carrying value of liabilities in excess of assets for the business.

•
Total cash was $25.1 million as of December 31, 2022, exclusive of the Company’s share of the purchase price escrow established in connection with the 2degrees Sale of approximately $22 million NZD ($14.1 million based on the exchange rate as of December 31, 2022).

Results of Operations

Consolidated Revenues

	For the Year Ended December 31,			% Variance
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenues:
Wireless service revenues (1)	$154.8	$420.3	$408.4	(63%)	3%
Fixed broadband service revenues (1)	42.5	111.5	86.6	(62%)	29%
Equipment sales	38.1	112.9	106.3	(66%)	6%
Non-subscriber ILD and other revenues	3.2	8.9	9.0	(64%)	(2%)
Total revenues	$238.5	$653.6	$610.3	(64%)	7%

(1)Beginning in 2021, we replaced “Wireline” with “Fixed broadband” and reclassified fixed LTE revenues from Wireless service revenues to Fixed broadband service revenues.

Consolidated Wireless Service Revenues

Wireless service revenues declined $265.5 million, or 63%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022. See Note 2 – Sale of Operations to the Consolidated Financial Statements for further information. In addition, prior to the closing of the NuevaTel Transaction, there were declines in both prepaid and postpaid revenues in Bolivia, compared to the same period in 2021, mainly due to lower voice traffic and data usage, as well as declines in the subscriber base.

Wireless service revenues increased $11.9 million, or 3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Excluding the impact of foreign currency, wireless service revenues declined $12.0 million, or 3%, compared to the same period in 2020, as a decline in Bolivia more than offset an increase in New Zealand. The decline in Bolivia was due to a decline in both postpaid and prepaid revenues as a result of the COVID-19 pandemic and increased competition in the market which affected the decline in the postpaid and prepaid subscriber base. The decline in Bolivia was partially offset by increased postpaid wireless service revenues in New Zealand driven by the larger postpaid subscriber base, particularly due to business subscriber growth. There was also an increase in prepaid service revenues in New Zealand mainly due to an increase in prepaid ARPU.

Consolidated Fixed Broadband Service Revenues

Fixed broadband service revenues declined $69.0 million, or 62%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.

Fixed broadband service revenues increased $24.9 million, or 29%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Excluding the impact of foreign currency, fixed broadband service revenues increased $17.4 million, or 19%, compared to the same period in 2020, primarily due to the 17% growth in the fixed broadband subscriber base.

Consolidated Equipment Sales

Equipment sales declined $74.8 million, or 66%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, due to the closing of the 2degrees Sale in May 2022.

Equipment sales increased $6.6 million, or 6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Excluding the impact of foreign currency, equipment sales declined $2.5 million, or 2%, compared to the same period in 2020, as a decline in Bolivia more than offset an increase in New Zealand. The decline in Bolivia was mainly due to a decrease in the number of handsets sold in Bolivia during the period. The increase in New Zealand was primarily driven by the rise in the volume of sales of higher priced devices to new and existing subscribers.

Consolidated Non-subscriber International Long Distance (“ILD”) and Other Revenues

Non-subscriber ILD and other revenues declined $5.7 million, or 64%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.

Non-subscriber ILD and other revenues declined $0.2 million, or 2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to individually insignificant changes in the period.

Consolidated Operating Expenses

Operating expenses represent expenditures incurred by the Company’s operations and its corporate headquarters.

For the Year Ended December 31,	% Variance
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Operating expenses:
Cost of service, exclusive of depreciation, amortization and accretion shown separately	$81.0	$217.6	$202.9	(63%)	7%
Cost of equipment sales	39.2	120.9	115.8	(68%)	4%
Sales and marketing	30.8	88.8	80.3	(65%)	11%
General and administrative	62.3	123.9	112.3	(50%)	10%
Depreciation, amortization and accretion	18.4	107.2	107.0	(83%)	0%
Impairment of long-lived assets	-	113.8	-	(100%)	100%
(Gain) on sale of operations and loss (gain) on disposal of assets and sale-leaseback transaction	(457.6)	1.1	(2.5)	n/	m	143%
Total operating expenses	$(225.9)	$773.4	$615.7	(129%)	26%

n/m - not meaningful

Consolidated Cost of Service

Cost of service expense declined $136.6 million, or 63%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The declines were primarily due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022. In addition, prior to the closing of the NuevaTel Transaction, there were declines in interconnection costs in Bolivia as a result of lower voice traffic terminating outside of NuevaTel’s network.

Cost of service expense increased $14.8 million, or 7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Excluding the impact of foreign currency, cost of service increased $3.5 million, or 2%, primarily due to increases in New Zealand partially offset by declines in Bolivia. The increase in New Zealand was mainly attributable to an increase in transmission expense associated with the growth of the fixed broadband subscriber base. The decline in Bolivia was primarily due to a decline in interconnection costs as a result of a lower volume of voice traffic terminating outside of NuevaTel’s network.

Consolidated Cost of Equipment Sales

Cost of equipment sales declined $81.7 million, or 68%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the closing of the 2degrees Sale in May 2022.

Cost of equipment sales increased $5.1 million, or 4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Excluding the impact of foreign currency, cost of equipment sales declined $4.6 million, or 4%, in 2021, primarily due to a decline in the number of handsets sold in Bolivia, partially offset by an increase in New Zealand in the volume of sales of higher priced devices in 2021 as compared to 2020.

Consolidated Sales and Marketing

Sales and marketing declined $58.0 million, or 65%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.

Sales and marketing increased $8.5 million, or 11%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Excluding the impact of foreign currency, sales and marketing increased $3.8 million, or 4%, primarily due to an increase in commissions expenses in New Zealand partially offset by a decline in salaries and wages in Bolivia.

Consolidated General and Administrative

General and administrative costs declined $61.6 million, or 50%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022. These declines were partially offset by a total of $6.5 million of severance costs recorded at corporate headquarters in the second and third quarters of 2022. The severance costs and other costs associated with the 2degrees Sale and the NuevaTel Transaction included in general and administrative costs were $10.6 million for the year ended December 31, 2022. Due to their nonrecurring nature, such costs were removed from Consolidated Adjusted EBITDA.

General and administrative costs increased $11.6 million, or 10%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Excluding the impact of foreign currency, general and administrative costs increased $5.9 million, or 5%. Approximately $8.0 million of the increase was due to nonrecurring professional service costs in New Zealand and at corporate headquarters associated with strategic transactions that were under consideration related to the 2degrees business in 2021, including approximately $4.7 million of costs primarily related to the preparation for a planned public listing and equity issuance in New Zealand which were deferred and included within Prepaid expenses and other current assets on the Consolidated Balance Sheet as of September 30, 2021, reflecting the facts and circumstances as of that date. During the fourth quarter of 2021, upon announcement of the 2degrees Sale, the Company expensed these previously deferred costs of approximately $4.7 million as general and administrative expenses. Due to the nonrecurring nature of these expenses, the total of approximately $8.0 million of these costs incurred during the year ended December 31, 2021 was removed from Adjusted EBITDA. These increases were partially offset by a decline in general and administrative costs in Bolivia, primarily due to a decline in bad debt expense. In addition, there was a decline in expenses in Bolivia attributable to cost controls that were implemented in response to the COVID-19 pandemic.

Consolidated Depreciation, Amortization and Accretion

Depreciation, amortization and accretion declined $88.8 million, or 83%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022. The 2degrees and NuevaTel businesses met the accounting criteria to be classified as held for sale on March 15, 2022 and March 28, 2022, respectively, and, accordingly, recording depreciation and amortization of their long-lived assets ceased on those dates. For additional information, see Note 2 – Sale of Operations to the Consolidated Financial Statements. In addition, prior to the closing of the NuevaTel Transaction, there were declines in Bolivia due to a lower asset base being depreciated in 2022 compared to 2021 as a result of the impairment charge recognized in the third quarter of 2021.

Depreciation, amortization and accretion was flat for the year ended December 31, 2021 compared to the year ended December 31, 2020. Excluding the impact of foreign currency, depreciation, amortization and accretion declined $5.5 million, or 5%, as a decline in Bolivia was partially offset by an increase in New Zealand. The decline in Bolivia was primarily due to a lower net asset base being depreciated including the impact of the long-lived asset impairment charge recorded in 2021. The increase in New Zealand was mainly related to wireless network assets previously placed in service and accelerated depreciation expense on certain existing assets associated with the onset of 5G enabled infrastructure construction.

Consolidated Impairment of Long-Lived Assets

Impairment of long-lived assets of $113.8 million for the year ended December 31, 2021 related to the impairment charge recorded in Bolivia. There were no impairment charges recognized for 2022.

Consolidated (Gain) on Sale of Operations and Loss (Gain) on Disposal of Assets and Sale-Leaseback Transaction

(Gain) on sale of operations and loss on disposal of assets increased for the year ended December 31, 2022 compared to the year ended December 31, 2021, due to a $443.3 million gain recognized in connection with the 2degrees Sale and a $14.5 million gain recognized in connection with the NuevaTel Transaction in May 2022. For additional information, see Note 2 – Sale of Operations to the Consolidated Financial Statements.

Loss on disposal of assets and sale-leaseback transaction increased $3.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to gains recognized upon the final closing of the tower sale-leaseback transaction in the third quarter of 2020, partially offset by disposal and abandonment charges of approximately $1.4 million recorded during the second quarter of 2020 for certain construction in progress due in part to a reassessment of capital expenditures needs as 2degrees undertook cost reduction measures in response to the COVID-19 pandemic.

Consolidated Other Expenses (Income)

	For the Year Ended December 31,			% Variance
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Interest expense	$22.9	$53.7	$46.5	(57%)	15%
Change in fair value of warrant liability	(0.105)	(0.055)	0.049	(91%)	(212%)
Debt extinguishment, modification and issuance costs	8.5	7.0	-	22%	100%
Other, net	(15.4)	3.3	4.6	(567%)	(28%)

Consolidated Interest Expense

Interest expense declined $30.8 million, or 57%, for the year ended December 31, 2022 compared to the same period in 2021, primarily related to the prepayment of the outstanding indebtedness of the 8.875% senior secured notes issued by TISP and TISP Finance, Inc. due in 2023 (the “TISP 8.875% Notes”) and the 10.0% senior secured notes due 2022 issued by TISP (the “TISP 10.0% Notes”) in May 2022. See Note 8 – Debt to the Consolidated Financial Statements for further information.

Interest expense increased $7.2 million, or 15%, for the year ended December 31, 2021 compared to the same period in 2020, primarily related to the issuance of the TISP 10.0% Notes in October 2020.

Consolidated Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability resulted in income of $0.1 million for year ended December 31, 2022, due to the warrants expiring on February 7, 2022. The change in fair value of the warrant liability increased income by $0.1 million for the year ended December 31, 2021, compared to same period in 2020, due to changes in the trading price of the warrants. See Note 11 – Equity to the Consolidated Financial Statements for further information.

Consolidated Debt Extinguishment, Modification and Issuance Costs

Debt extinguishment, modification and issuance costs increased $1.5 million, or 22%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an $8.5 million write-off of deferred finance cost and discounts on the TISP 8.875% Notes and the TISP 10.0% Notes as a result of the prepayment of the outstanding balances in May 2022. The increase in 2022 was partially offset by costs associated with the consummation in June 2021 of the exchange of Trilogy LLC’s 8.875% senior secured notes due in 2022 (the “Trilogy LLC 2022 Notes”) for the TISP 8.875% Notes due in 2023. See Note 8 – Debt to the Consolidated Financial Statements for further information.

Debt extinguishment, modification and issuance costs increased $7.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was due to the consummation in June 2021 of the exchange of the Trilogy LLC 2022 Notes for the TISP 8.875% Notes due in 2023.

Consolidated Other, Net

Other, net income increased $18.7 million, or 567%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase for the year ended December 31, 2022 was primarily due to a gain of $16.6 million recognized in connection with the change in value of the forward exchange contract that the Company entered into in March 2022 to mitigate exposure to fluctuations in the NZD to USD exchange rate for a portion of the proceeds we received from the 2degrees Sale. The gain recognized reflected the differential between the contract price and the foreign exchange rate as of the settlement date under this forward exchange contract. See Note 9 – Derivative Financial Instruments to the Consolidated Financial Statements for further information.

Other, net expense declined $1.3 million, or 28%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decline was driven by changes in the fair value of interest rate swaps in New Zealand of $7.3 million and other individually immaterial changes. These changes were partially offset by a $10.7 million increase relating to the change in the fair value of a derivative instrument relating to an increase in the principal amount of the TISP 8.875% Notes in the fourth quarter of 2021.

Consolidated Income Taxes

	For the Year Ended December 31,			% Variance
(in millions)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Income tax expense	$(11.5)	$(10.5)	$(23.1)	(9%)	54%

Income Tax (Expense) Benefit

Income tax expense increased $0.9 million, or 9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the benefit recorded in 2021 for the impact of NuevaTel’s losses on the Company’s deferred tax liability with respect to NuevaTel’s unrepatriated earnings. This increase is offset by a decrease in pre-tax profits in New Zealand in 2022 due to the closing of 2degrees Sale in May 2022.

Income tax expense declined $12.6 million, or 54%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the valuation allowance recorded against the Company’s deferred tax assets in Bolivia in 2020.

Business Segment Analysis

The Company historically had two reporting segments (New Zealand (2degrees) and Bolivia (NuevaTel)) that provided a variety of wireless voice and data communications services, including local, international long distance and roaming services. Services were provided to subscribers on both a postpaid and prepaid basis. In Bolivia, fixed public telephony services were also offered via wireless backhaul connections. In New Zealand, fixed broadband communications services were offered since May 2015. In Bolivia, fixed LTE services, or fixed broadband services, were offered since late 2019.

During the second quarter of 2022, the Company completed the sale of its operations in New Zealand and Bolivia, which represented substantially all of the operating activities of the business. The disposals and comparative historical periods are not presented as discontinued operations since the associated activities represented substantially all of the Company’s net productive assets, business activities and results of operations. Accordingly, they do not meet the definition of a component of an entity that would qualify for discontinued operations presentation because they are not clearly distinguishable from the rest of the entity. Since presentation of discontinued operations is not applicable, the presentation of segment information for New Zealand and Bolivia has been retained.

New Zealand (2degrees)

2degrees launched commercial service in 2009. As described above and as further discussed in Note 2 – Sale of Operations to the Consolidated Financial Statements, in December 2021, the Company entered into the 2degrees Sale to sell its 73.2% indirect equity interest in 2degrees to Voyage Digital. On May 19, 2022, the 2degrees Sale closed for an aggregate purchase price of $1.315 billion NZD.

New Zealand - Operating Results
	For the Year Ended December 31,			% Variance
(in millions, unless otherwise noted)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Service revenues	$161.0	$416.1	$357.0	(61%)	17%
Total revenues	$199.1	$528.6	$458.9	(62%)	15%
Segment Adjusted EBITDA	$51.5	$127.6	$111.4	(60%)	15%
Segment Adjusted EBITDA Margin(1)	32.0%	30.7%	31.2%	1.3 pts	(0.6) pts

Capital expenditures (2)	$30.5	$81.1	$65.1	(62%)	25%
Capital intensity	18.9%	19.5%	18.2%	(0.5) pts	1.3 pts

pts - percentage points

(1)	Segment Adjusted EBITDA Margin is calculated as Segment Adjusted EBITDA divided by service revenues.
(2)
Represents purchases of property and equipment excluding purchases of property and equipment acquired through vendor-backed financing and finance lease arrangements. Expenditures related to the acquisition of spectrum licenses, if any, were not included in capital expenditures amounts.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Service revenues declined $255.0 million, or 61%, compared to 2021. Excluding the impact of foreign currency, service revenues declined $232.5 million, or 59%, compared to the same period in 2021. This decline was primarily due to the closing of the 2degrees Sale in May 2022. For additional information, see Note 2 – Sale of Operations to the Consolidated Financial Statements.

Total revenues declined $329.6 million, or 62%, compared to 2021. Excluding the impact of foreign currency, total revenues declined $300.9 million, or 60%, compared to the same period in 2021, attributable to the declines in service revenues mentioned above. In addition, equipment sales declined $74.5 million, or 66%, compared to the same period in 2021. Excluding the impact of foreign currency, equipment sales declined $68.4 million, or 64%, primarily due to the closing of the 2degrees Sale in May 2022.

For the year ended December 31, 2022 compared to 2021, operating expenses declined $319.7 million, or 66% ($293.5 million, or 64%, excluding the impact of foreign currency), primarily due to the following:

•
Cost of service declined $88.5 million, or 60%, in 2022 compared to the same period in 2021. Excluding the impact of foreign currency, cost of service declined $80.6 million, or 58%, primarily due to the closing of the 2degrees Sale in May 2022;

•
Cost of equipment sales declined $79.7 million, or 67%, compared to the same period in 2021. Excluding the impact of foreign currency, cost of equipment sales declined $73.3 million, or 65%, primarily due to the closing of the 2degrees Sale in May 2022;

•
Sales and marketing declined $40.8 million, or 63%, compared to the same period in 2021. Excluding the impact of foreign currency, sales and marketing declined $37.2 million, or 61%, primarily due to the closing of the 2degrees Sale in May 2022;

•
General and administrative declined $50.7 million, or 65%, compared to 2021. Excluding the impact of foreign currency, general and administrative declined $46.4 million, or 63%, primarily due to the closing of the 2degrees Sale in May 2022. Approximately $1.0 million of general and administrative costs incurred by 2degrees were associated with the 2degrees Sale. Due to the nonrecurring nature of these expenses, such costs were removed from Segment Adjusted EBITDA; and

•
Depreciation, amortization, and accretion declined $59.8 million, or 81%, compared to the same period in 2021. Excluding the impact of foreign currency, depreciation, amortization, and accretion declined $55.8 million, or 80%, primarily due to the 2degrees business meeting the accounting criteria to be classified as held for sale on March 15, 2022 and, accordingly, the Company ceased recording depreciation and amortization of 2degrees’ long-lived assets on that date. For additional information, see Note 2 – Sale of Operations to the Consolidated Financial Statements.

Segment Adjusted EBITDA declined $76.1 million, or 60%, compared to 2021. Excluding the impact of foreign currency, Segment Adjusted EBITDA declined $69.2 million, or 57%, compared to 2021, primarily as a result of the closing of the 2degrees Sale in May 2022.

Capital expenditures declined $50.6 million, or 62%, compared to 2021. Excluding the impact of foreign currency, capital expenditures declined $46.2 million, or 60%, compared to 2021, due to the closing of the 2degrees Sale in May 2022.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Service revenues increased $59.1 million, or 17%, compared to 2020. Excluding the impact of foreign currency, service revenues increased $27.1 million, or 7%, compared to 2020. This increase was primarily due to growth in fixed broadband revenues driven by the larger fixed broadband subscriber base and increases in residential fixed broadband ARPU. There was also an increase in postpaid wireless service revenues driven by the larger postpaid subscriber base, due mainly to growth in business subscribers. In addition, there was an increase in prepaid wireless service revenues compared to the same period in 2020, driven by an increase in prepaid ARPU.

Total revenues increased $69.8 million, or 15%, compared to 2020. Excluding the impact of foreign currency, total revenues increased $28.7 million, or 6%, compared to 2020. This increase was attributable to the increase in service revenues mentioned above. Equipment sales increased $10.7 million, or 10%, compared to the same periods in 2020. Excluding the impact of foreign currency, equipment sales increased $1.6 million, or 1%, primarily driven by the rise in the volume of sales of higher priced devices in 2021 compared to 2020.

For the year ended December 31, 2021 compared to 2020, operating expenses increased $65.5 million, or 16% ($28.1 million, or 6%, excluding the impact of foreign currency), primarily due to the following:

•
Cost of service increased $21.0 million, or 17%, in 2021 compared to the same period in 2020. Excluding the impact of foreign currency, cost of service increased $9.7 million, or 7%, primarily due to an increase in transmission expense associated with the growth of the fixed broadband subscriber base. In addition, there was an increase in network-related maintenance costs attributable to investments in outsourced infrastructure support surrounding new platforms for 5G delivery, managed security firewall programs, and disaster recovery. These increases were partially offset by a decline in combined network sharing and national roaming costs due to a network sharing agreement which commenced in the second quarter of 2020;

•
Cost of equipment sales increased $10.5 million, or 10%, compared to the same period in 2020. Excluding the impact of foreign currency, cost of equipment sales increased $0.9 million, or 1%, primarily due to an increase in the volume of sales of higher priced devices in 2021 compared to 2020;

•
Sales and marketing increased $11.8 million, or 22%, compared to the same period in 2020. Excluding the impact of foreign currency, sales and marketing increased $7.1 million, or 12%, compared to 2020, primarily due to an increase in commissions expense of $4.2 million compared to the same period in 2020 primarily associated with higher amortization expense of incremental contract acquisition costs capitalized subsequent to December 31, 2020;

•
General and administrative increased $14.8 million, or 23%, compared to 2020. Excluding the impact of foreign currency, general and administrative increased $9.1 million, or 13%. This increase was due to higher legal, audit and consulting costs and increases in office rent expense due to the 2degrees corporate headquarters lease beginning in the second quarter of 2021. Approximately $6.0 million was due to nonrecurring professional service costs incurred during 2021 associated with the strategic transactions that were under consideration throughout that year, including approximately $4.0 million of costs primarily related to 2degrees’ preparation for a planned public listing and equity issuance which were deferred and included within Prepaid expenses and other current assets on the Consolidated Balance Sheet as of September 30, 2021, reflecting the facts and circumstances as of that date. During the fourth quarter of 2021, upon announcement of the Company’s definitive agreement to sell 100% of its equity in 2degrees, 2degrees recorded these deferred professional service costs of approximately $4.0 million to general and administrative expenses. Due to the nonrecurring nature of these expenses, the total of approximately $6.0 million of these costs incurred during the year ended December 31, 2021 were removed from Segment Adjusted EBITDA. These increases were partially offset by a decline in bad debt expense attributable to accounts receivable collection efforts and the improved credit risk of our customer portfolio. In addition, there was a $1.8 million one-time benefit in the first quarter of 2020 associated with 2degrees’ improvement in collections of Equipment Installment Plan (“EIP”) receivables previously sold to the third-party EIP receivables purchaser and a decline in equity-based compensation expense as a result of $1.7 million recorded in the second quarter of 2020 associated with the extension of the expiration date of certain 2degrees’ service-based share options;

•
Depreciation, amortization, and accretion increased $9.3 million, or 14%, compared to the same period in 2020. Excluding the impact of foreign currency, depreciation, amortization, and accretion increased $3.5 million, or 5%. This increase was due primarily to an increase in depreciation expense associated with wireless network assets previously placed in service and accelerated depreciation expense on certain existing assets associated with the commencement of 5G enabled infrastructure construction; and

•
Loss on disposal of assets declined $1.9 million, or 72%, compared to the same period in 2020. Excluding the impact of foreign currency, loss on disposal of assets declined $2.1 million, or 75%. This decline was primarily associated with disposal and abandonment charges of approximately $1.4 million during the second quarter of 2020 for certain construction in progress due in part to a reassessment of capital expenditures needs as 2degrees undertook cost reduction measures in response to the COVID-19 pandemic.

Segment Adjusted EBITDA increased $16.2 million, or 15%, compared to 2020. Excluding the impact of foreign currency, Segment Adjusted EBITDA increased $6.2 million, or 5%, compared to 2020. This increase in Segment Adjusted EBITDA was primarily the result of the increase in fixed broadband revenues and postpaid wireless revenues discussed above partially offset by an increase in cost of service and sales and marketing.

Capital expenditures were $81.1 million in 2021, an increase of $16.0 million, or 25%, compared to 2020. Excluding the impact of foreign currency, capital expenditures increased $10.2 million, or 14%, compared to 2020, primarily attributable to 5G network investments.

Bolivia (NuevaTel)

The Trilogy LLC founders launched NuevaTel in 2000 while they served in senior management roles with Western Wireless. Trilogy LLC subsequently acquired a majority interest in the business in 2006. On March 28, 2022, the Company entered into the NuevaTel Transaction to transfer its 71.5% indirect equity interest in NuevaTel and, on May 14, 2022, the NuevaTel Transaction closed.

Bolivia - Operating Results
	For the Year Ended December 31,			% Variance
(in millions, unless otherwise noted)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Service revenues	$39.3	$124.3	$146.6	(68%)	(15%)
Total revenues	$39.4	$124.6	$151.0	(68%)	(17%)
Segment Adjusted EBITDA	$0.2	$(0.1)	$6.6	390%	(101%)
Segment Adjusted EBITDA Margin(1)	0.5%	(0.1%)	4.5%	0.6 pts	(4.6) pts

Capital expenditures(2)	$1.9	$11.8	$12.3	(84%)	(4%)
Capital intensity	4.9%	9.5%	8.4%	(4.6) pts	1.1 pts

pts - percentage points

(1)Segment  Adjusted EBITDA Margin is calculated as Segment Adjusted EBITDA divided by service revenues.
(2)Represents purchases of property and equipment excluding purchases of property and equipment acquired through vendor-backed financing and finance lease arrangements. Expenditures related to the acquisition of spectrum licenses, if any, were not included in capital expenditures amounts.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Service revenues declined $85.0 million, or 68%, in 2022 compared to 2021, primarily due to the closing of the NuevaTel Transaction in May 2022. See Note 2 – Sale of Operations to the Consolidated Financial Statements for further information. There were also declines in both prepaid and postpaid revenues mainly due to lower voice traffic and data usage, as well as declines in the subscriber base.

Total revenues declined $85.3 million, or 68%, in 2022 compared to 2021, primarily due to the decline in service revenues discussed above.

For the year ended December 31, 2022, operating expenses declined $228.3 million, or 84%, compared to the same period in 2021, primarily due to the following:

•
Cost of service declined $48.0 million, or 68%, in 2022, primarily due to the closing of the NuevaTel Transaction in May 2022. In addition, there were declines in interconnection costs as a result of lower voice traffic terminating outside of NuevaTel’s network;

•	Sales and marketing declined $17.3 million, or 71%, in 2022, primarily due to the closing of the NuevaTel Transaction in May 2022 as well as a decline in advertising expense;

•	General and administrative costs declined $17.7 million, or 64%, in 2022, primarily due to the closing of the NuevaTel Transaction in May 2022;

•
Depreciation, amortization and accretion declined $29.0 million, or 87%, in 2022, primarily due to the NuevaTel business meeting the accounting criteria to be classified as held for sale on March 28, 2022 and, accordingly, the Company ceased recording depreciation and amortization of NuevaTel’s long-lived assets on that date. For additional information, see Note 2 – Sale of Operations to the Consolidated Financial Statements. The declines were also attributable to a lower asset base being depreciated in 2022 compared to 2021 as a result of an impairment charge recognized in the third quarter of 2021; and

•
Impairment of long-lived assets declined $113.8 million, or 100%, in 2022 as a result of the charge recorded in the third quarter of 2021. There was no impairment recorded in the year ended December 31, 2022. See Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information.

Segment Adjusted EBITDA increased $0.3 million, or 390%, in 2022 compared to 2021, as Segment Adjusted EBITDA was negative in 2021. This increase was primarily due to the declines in cost of service, general and administrative costs and sales and marketing described above partially offset by the decrease in service revenues.

Capital expenditures declined $9.8 million, or 84%, to $1.9 million, in 2022 compared to 2021, mainly due to the closing of the NuevaTel Transaction in May 2022 along with timing of spending in 2021.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Service revenues declined $22.3 million, or 15%, in 2021 compared to 2020, primarily due to a decline in postpaid revenues of $15.8 million, or 23%. The decline in postpaid revenues was due to a 15% decline in the subscriber base primarily as a result of the impact of the COVID-19 pandemic and effects of increased competition in the market. Prepaid revenues declined $7.8 million, or 12%, in 2021 compared to 2020, primarily due to a 13% decline in the prepaid wireless subscriber base. The decline in prepaid revenues was also attributable to a decline in voice revenues due to lower voice traffic as a result of subscribers shifting from voice usage to data-based voice applications, which was accelerated by the impact of the COVID-19 pandemic.

Total revenues declined $26.4 million, or 17%, in 2021 compared to 2020, primarily due to the decline in service revenues discussed above. Equipment sales, which also contributed to the decline in total revenues, declined $4.1 million, or 93%, due to the decline in the number of handsets sold during the period.

For the year ended December 31, 2021, operating expenses increased $89.7 million, or 49%, compared to the same period in 2020, primarily due to the following:

•
Cost of service declined $6.2 million, or 8%, in 2021, primarily due to a decrease in interconnection costs as a result of lower voice traffic terminating outside of NuevaTel’s network. Additionally, NuevaTel implemented workforce reductions in the fourth quarter of 2020 with related cost reductions continuing through 2021. Transaction fees were also impacted by the decline in revenue and subscribers in 2021 compared to 2020;

•	Cost of equipment sales declined $5.5 million, or 69%, in 2021, mainly due to a decline in the number of handsets sold during the period;

•
Sales and marketing declined $3.3 million, or 12%, in 2021, primarily due to cost control measures, including a decrease in salaries and wages as a result of workforce reductions which occurred during the fourth quarter of 2020. These declines were partially offset by an increase in advertising expense;

•
General and administrative costs declined $6.1 million, or 18%, in 2021, primarily due to lower bad debt expense as a result of societal restrictions related to the COVID-19 pandemic which impacted collections in the periods in 2020. The decline was also attributable to a decrease in salaries and wages and outsourcing costs associated with continued cost controls implemented in response to the COVID-19 pandemic;

•
Depreciation, amortization and accretion declined $8.6 million, or 21%, in 2021, primarily due to a lower asset base during the year being depreciated as a result of the impairment charge recognized in the third quarter of 2021;

•
Impairment of long-lived assets was $113.8 million for the year ended December 31, 2021 as a result of the charge recorded in the third quarter of 2021. There was no impairment recorded in the year ended December 31, 2020. See Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information; and

•
Loss on disposal of assets and sale-leaseback transaction increased $5.5 million, or 107%, in 2021, primarily due to the timing of the gains recognized in connection with the closings of the tower sale-leaseback transaction in 2020.

Segment Adjusted EBITDA declined $6.7 million, or 101%, in 2021 compared to 2020, primarily due to the decrease in both postpaid and prepaid service revenues, partially offset by the declines in cost of service, general and administrative costs and sales and marketing described above.

Capital expenditures declined $0.5 million, or 4%, to $11.8 million, in 2021 compared to 2020, mainly due to the timing of spending and as a result of NuevaTel’s continuing efforts to preserve cash resources. Capital expenditures of $11.8 million in 2021 were primarily related to investment in the LTE network, including additional 4G LTE sites.

Selected Financial Information

The following tables set forth our summary consolidated financial data for the periods ended and as of the dates indicated below.

The summary consolidated financial data is derived from the Consolidated Financial Statements for each of the periods indicated in the following tables.

Differences between amounts set forth in the following tables and corresponding amounts in the Consolidated Financial Statements and related notes which accompany this MD&A are a result of rounding. Amounts for subtotals, totals and percentage variances presented in the following tables may not sum or calculate using the numbers as they appear in the tables as a result of rounding.

Selected annual financial information

The following table shows selected consolidated financial information of the Company for the years ended December 31, 2022, 2021 and 2020, prepared in accordance with U.S. GAAP. The Company discusses the factors that caused results to vary over the past three years throughout this MD&A.

Consolidated Income Statement Data
	For the Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020

Service revenues	$200.4	$540.7	$504.0
Equipment sales	38.1	112.9	106.3
Total revenues	238.5	653.6	610.3
Operating expenses	225.9	(773.4)	(615.7)
Operating income (loss)	464.4	(119.9)	(5.4)
Interest expense	(22.9)	(53.7)	(46.5)
Change in fair value of warrant liability	0.1	0.1	-
Debt extinguishment, modification and issuance costs	(8.5)	(7.0)	-
Other, net	15.4	(3.3)	(4.6)
Income (loss) before income taxes	448.5	(183.8)	(56.6)
Income tax expense	(11.5)	(10.5)	(23.1)
Net income (loss)	437.0	(194.4)	(79.7)
Net (income) loss attributable to noncontrolling interests	(3.6)	49.7	31.9
Net income (loss) attributable to TIP Inc.	$433.5	$(144.7)	$(47.8)

Net income (loss) attributable to TIP Inc. per share:
Basic	$4.93	$(2.15)	$(0.83)
Diluted	$4.90	$(2.15)	$(0.83)

Selected balance sheet information

The table below shows selected consolidated financial information for the Company’s financial position as of December 31, 2022 and 2021. The table below provides information related to the cause of the changes in financial position by financial statement line item for the period compared.

Consolidated Balance Sheet Data
	As of December 31,	As of December 31,
(in millions, except as noted)	2022	2021	Change includes:
Cash, cash equivalents and restricted cash	$25.1	$55.0
Decline is primarily due to $421.5 million of payments of debt and EIP receivables financing obligation, net of proceeds, $115.8 million of return of capital distributions to shareholders, and $32.4 million of purchases of property and equipment. These declines were largely offset by $552.2 million of proceeds from the sale of operations, inclusive of proceeds from forward exchange contract, net of $51.1 million of cash sold. For additional information on the sale of operations, see Note 2 – Sale of Operations to the Consolidated Financial Statements.

% Change	(54%)

Other current assets	15.6	145.8
Decline is due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022. Approximately $14.1 million of the balance as of December 31, 2022 represents the consideration from the 2degrees Sale held in escrow.

% Change	(89%)

Property, equipment and intangibles, net	-	368.5	Decline is due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.
% Change	(100%)

Other non-current assets	-	234.6	Decline is due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.
% Change	(100%)

Total assets	$40.6	$803.9

	As of December 31,	As of December 31,
(in millions, except as noted)	2022	2021	Change includes:
Current portion of long-term debt and financing lease liabilities	$-	$31.6	Decline is due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.
% Change	(100%)

All other current liabilities	7.2	194.0
Decline is primarily due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022, partially offset by the $5.1 million balance of accrued severance costs as of December 31, 2022 at corporate headquarters.

% Change	(96%)

Long-term debt and financing lease liabilities	-	631.7	Decline is due to the prepayment of the TISP 8.875% Notes and the TISP 10.0% Notes and the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.
% Change	(100%)

All other non-current liabilities	-	192.6	Decline is due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.
% Change	(100%)

Total shareholders’ equity (deficit)	33.5	(246.0)
Increase in shareholders’ equity is mainly due to net income for the year ended December 31, 2022, partially offset by the return of capital to shareholders, the change in noncontrolling interests and the impact of foreign currency translation adjustments.

% Change	114%
Total liabilities and shareholders’ equity (deficit)	$40.6	$803.9

Selected quarterly financial information

The following table shows selected quarterly financial information prepared in accordance with U.S. GAAP:

	For the Year Ended December 31,
	2022				2021
(in millions, except per share amounts)	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Service revenues	$-	$-	$69.2	$131.2	$133.8	$134.4	$134.2	$138.2
Equipment sales	-	-	14.0	24.1	35.3	23.1	23.4	31.1
Total revenues	-	-	83.2	155.4	169.1	157.5	157.6	169.3
Operating expenses	(1.9)	(3.4)	380.3	(149.1)	(170.7)	(275.0)	(161.6)	(166.1)
Operating (loss) income	(1.9)	(3.4)	463.5	6.2	(1.6)	(117.5)	(4.1)	3.3
Interest expense	-	-	(8.6)	(14.3)	(13.8)	(13.4)	(13.2)	(13.3)
Change in fair value of warrant liability	-	-	-	0.1	(0.1)	-	0.1	0.1
Debt extinguishment, modification and issuance costs	-	-	(8.5)	-	-	-	(7.0)	-
Other, net	1.8	(2.0)	30.2	(14.6)	(7.7)	2.2	0.4	1.8
(Loss) income before income taxes	(0.1)	(5.4)	476.6	(22.6)	(23.2)	(128.7)	(23.8)	(8.2)
Income tax (expense) benefit	(0.1)	-	(5.2)	(6.2)	(5.3)	1.0	(2.7)	(3.6)
Net (loss) income	(0.2)	(5.4)	471.5	(28.8)	(28.5)	(127.7)	(26.5)	(11.7)
Net (income) loss attributable to noncontrolling interests	-	-	(2.5)	(1.1)	0.3	37.1	9.3	3.0
Net (loss) income attributable to TIP Inc.	$(0.2)	$(5.4)	$468.9	$(29.8)	$(28.2)	$(90.6)	$(17.2)	$(8.7)

Net (loss) income attributable to TIP Inc. per share:
Basic	$-	$(0.06)	$5.36	$(0.34)	$(0.33)	$(1.37)	$(0.29)	$(0.15)
Diluted	$-	$(0.06)	$5.31	$(0.34)	$(0.33)	$(1.37)	$(0.29)	$(0.15)

Q4 2022 Recap

➢	Cash and cash equivalents totaled $25.1 million as of December 31, 2022, exclusive of our share of the purchase price escrow established in connection with the 2degrees Sale.

➢
In the fourth quarter of 2022, the Company entered into forward exchange contracts to sell an aggregate of $20 million NZD and buy an aggregate of $12.3 million USD on June 30, 2023. These contracts were entered into in order to mitigate exposure to fluctuations in the NZD to USD exchange rate in respect of substantially all of the $22 million NZD of proceeds from the 2degrees Sale held in escrow.

Quarterly Trends and Seasonality

The Company’s operating results varied from quarter to quarter because of changes in general economic conditions and seasonal fluctuations, among other things, in each of the Company’s operations and business segments. Different products and subscribers had unique seasonal and behavioral features. Accordingly, one quarter’s results were not predictive of future performance.

Fluctuations in net income from quarter to quarter resulted from events that were unique or that occurred irregularly, such as losses on the refinance of debt, foreign exchange gains or losses, changes in the fair value of warrant liability and derivative instruments, impairment or sale of assets and operations, changes in income taxes, and impact of the COVID-19 pandemic.

New Zealand and Bolivia

Prior to the closing of the 2degrees Sale and the NuevaTel Transaction trends in New Zealand’s and Bolivia’s service revenues and overall operating performance were affected by:

•	Lower prepaid subscribers due to a shift in focus to postpaid sales;
•	Higher usage of wireless data due to the migration from 3G to 4G LTE in Bolivia;
•	Increased competition and changes in the market leading to larger data bundles offered for prices which impacted data ARPU;
•
Stable postpaid churn in New Zealand, which the Company believes was a reflection of the Company’s heightened focus on high-value subscribers, bundled service offerings, and the Company’s enhanced subscriber service efforts;

•	Decreasing voice revenue as rate plans increasingly incorporated more monthly minutes and calling features, such as long distance;
•	Lower roaming revenue due to mobility restrictions associated with the COVID-19 pandemic;
•	Varying handset subsidies as more consumers shifted toward smartphones with the latest technologies;
•	Varying handset costs related to advancement of technologies and reduced supplier rebates or discounts on highly-sought devices;
•	Seasonal promotions which were typically more significant in periods closer to year-end;
•	Subscribers activating and suspending service to take advantage of promotions by the Company or its competitors;
•	Higher voice and data costs related to the increasing number of subscribers, or, alternatively, a decline in costs associated with a decline in voice usage;
•	Higher costs associated with the retention of high-value subscribers; and
•	Decline in gross subscriber additions due to decreased commercial activity resulting from COVID-related societal restrictions and economic contraction.

Trends in New Zealand’s service revenues and operating performance that were unique to its fixed broadband business included:

•	Higher internet subscription fees as subscribers increasingly upgraded to higher-tier speed plans, including those with unlimited usage;
•	Subscribers bundling their service plans at a discount;
•	Fluctuations in retail broadband pricing and operating costs influenced by government-regulated copper wire services pricing and changing consumer and competitive demands;
•	Availability of fiber services in a particular area or general network coverage; and
•	Individuals swapping technologies as fiber became available in their connection area.

Liquidity and Capital Resources Measures

As of December 31, 2022, the Company had $25.1 million in cash and cash equivalents, exclusive of our share of the purchase price escrow established in connection with the 2degrees Sale in mid-May 2022. The $25.1 million in cash and cash equivalents includes $7.3 million CAD for future distributions and ongoing costs denominated in that currency. As of December 31, 2021, the Company had $55.0 million in cash, cash equivalents and restricted cash, of which $36.8 million was held by 2degrees, $17.5 million was held by NuevaTel, and $0.7 million was held at corporate and others.

On May 19, 2022, the 2degrees Sale closed for an equity purchase price for 100% of 2degrees of $1.315 billion NZD, based on an implied enterprise value of $1.7 billion NZD inclusive of lease liabilities. The Company’s share of the total consideration was $930 million NZD (approximately $601 million based on the exchange rate on the date the consideration was received), net of $33 million NZD ($21 million) for closing adjustments, including transaction advisory fees, along with payments to satisfy the outstanding 2degrees option pool. The Company received $587 million ($908 million NZD) of the consideration in May 2022. Approximately $22 million NZD of the consideration paid by Voyage Digital for the Company’s 2degrees shares is being held in escrow as recourse for potential indemnification claims that may arise under the Purchase Agreement. The amount in escrow represents a consideration receivable and is included in Sale proceeds held in escrow within current assets in the Company’s Consolidated Balance Sheet as it is currently considered to be probable that the amount will be received in full upon completion of the escrow period. The escrowed proceeds are scheduled to be released in May 2023. The amount of escrow proceeds that will ultimately be received will depend upon whether any indemnification obligations arise under the Purchase Agreement, and the receivable will be monitored for potential impairment over time as facts and circumstances evolve.

In connection with the closing of the 2degrees Sale, in the second quarter of 2022, the Company settled its forward exchange contract related to a portion of the sale proceeds. The forward exchange contract was settled at a gain of $16.6 million and the related cash proceeds were included in investing activities in the Consolidated Statement of Cash Flows. See Note 9 – Derivative Financial Instruments to the Consolidated Financial Statements for additional information.

Upon closing of the 2degrees Sale, the Company also used a portion of the proceeds to prepay approximately $450 million in aggregate outstanding indebtedness and accrued interest under the TISP 8.875% Notes, the TISP 10.0% Notes and the Company’s 13.5% bridge loans due 2023 (the “Bridge Loans”). As a result of these prepayments, the Company had no remaining indebtedness outstanding as of December 31, 2022. See Note 8 – Debt to the Consolidated Financial Statements for additional information on the prepayments of debt.

The remaining amount of proceeds received by the Company from the 2degrees Sale, after prepayment of debt obligations and payment of certain corporate working capital obligations accrued through the date of the transaction, was converted to USD and CAD in the amounts expected to be used for distributions to shareholders and corporate use. These amounts were used to fund the initial shareholder distribution made in June 2022 in the aggregate amount of $150 million CAD ($116 million) and to provide a cash reserve. The Company’s cash reserve also includes its share of the escrow balance in the amount of $22 million NZD retained from the proceeds of the 2degrees Sale. In connection with the Company’s plan of liquidation adopted on June 10, 2022, the cash reserve will be utilized for costs related to the eventual dissolution of the Company, including costs related to continued financial reporting, and headquarters costs through mid-year 2023 along with payment of the $7.1 million balance of Other current liabilities and accrued expenses as of December 31, 2022 as presented in the Company’s Consolidated Balance Sheet (including $5.1 million of remaining expected severance payments to be made in connection with the Company’s wind-down process). The cash reserve will also be utilized for the payment of indemnification claims, if any, that may arise from the transaction but are not funded by the warranty insurance policy purchased in connection with the 2degrees Sale or by the aforementioned purchase price escrow. Furthermore, based on the Company’s current estimates, the Company expects to make a distribution in mid-2023 in a range of $15 million to $20 million. However, as previously disclosed, the amount and timing of future shareholder distributions is subject to certain factors, including the amount and timing of the release to the Company of funds held in escrow to secure payment of certain indemnification obligations under the Purchase Agreement (the escrow period is scheduled to terminate in May 2023), fluctuations in foreign currency exchange rates and costs associated with the dissolution of the Company.

In the fourth quarter of 2022, the Company entered into forward exchange contracts to sell an aggregate of $20 million NZD and buy an aggregate of $12.3 million USD on June 30, 2023. These contracts were entered into in order to mitigate exposure to fluctuations in the NZD to USD exchange rate for substantially all of the proceeds from the 2degrees Sale held in escrow.

The Company expects that it will be required to comply with Canadian and U.S. public company reporting obligations through the six year indemnification period following the closing of the 2degrees Sale. During the period in which the Company continues to report publicly, we will be responsible for maintaining appropriate processes and controls around financial reporting. However, given the significantly reduced risk profile of the Company following the 2degrees Sale and NuevaTel Transaction, we have reduced the cost structure of our corporate function, with a significant portion of the workforce having ceased employment with the Company in September 2022, and we have retained only a limited number of resources to ensure compliance with ongoing regulatory and audit requirements. The Company has also negotiated with service providers to ensure a significant reduction in costs going forward. It is also the Company’s expectation that following the escrow release in May 2023, the Company will endeavor to further adjust its cost structure commensurate with the risk profile of the Company.

Accordingly, management believes that our working capital will be adequate to meet the Company’s requirements for the next twelve months following the date of this MD&A. With the sale of our operations, the Company no longer has material cash requirements to fund capital expenditures or significant contractual obligations.

Selected cash flows information

The following table summarizes the Consolidated Statement of Cash Flows for the periods indicated:

	For the Year Ended December 31,			% Variance
(in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020

Net cash (used in) provided by
Operating activities	$(8.6)	$48.7	$40.9	(118%)		19%
Investing activities	519.1	(93.8)	(86.4)	653%		(9%)
Financing activities	(537.3)	(0.5)	67.8	n/	m	(101%)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(26.8)	$(45.6)	$22.3	41%		(304%)

n/m - not meaningful

Cash flow (used in) provided by operating activities

Cash flow used in operating activities increased $57.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily due to the sales of the Company’s operating entities, 2degrees and NuevaTel, in May 2022.

Cash flow provided by operating activities increased $7.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This change reflects various offsetting changes in working capital in 2021 compared to 2020, including, among other changes, lease incentives received in the third quarter of 2021, partially offset by $7.0 million of fees paid to third parties in connection with the exchange in June 2021 of the Trilogy LLC 2022 Notes and a $6.2 million increase in interest paid, net of capitalized interest, primarily due to an increase in interest expense related to the issuance of the TISP 10.0% Notes during the fourth quarter of 2020. See Note 8 – Debt to the Consolidated Financial Statements for further information.

Cash flow provided by (used in) investing activities

Cash flow provided by investing activities increased $612.9 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the $552.2 million proceeds from the sales of operations, inclusive of proceeds from forward exchange contract of $16.6 million, net of cash sold of $51.1 million, see Note 2 – Sale of Operations to the Consolidated Financial Statements for further information. The increase was also due to a $60.4 million decrease in capital expenditures.

Cash flow used in investing activities increased $7.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to a $15.5 million increase in capital expenditures and aggregate payments of $6.7 million for spectrum licenses in 2021, including renewal of 2degrees’ 1800 and 2100 MHz spectrum holdings, and the receipt in 2020 of $5.8 million in cash proceeds from the fourth and final closing of the NuevaTel tower sale-leaseback transaction. These changes were partially offset by $10.0 million of purchases of short-term investments in 2020 and related $10.0 million in maturities and sales of short-term investments in 2021.

Cash flow used in financing activities

Cash flow used in financing activities increased $536.8 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily driven by a $396.3 million increase in payment of debt, net of proceeds, and a $115.8 million return of capital distribution to shareholders. The increase was also due to a $32.6 million reduction in proceeds from the EIP receivable financing obligation.

Cash flow used in financing activities increased $68.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This change was primarily due to a $76.8 million reduction in proceeds from debt, net of payments, including proceeds in 2020 from the issuance of $50 million of senior secured notes by TISP and proceeds of $35.1 million from the New Zealand 2023 Senior Facilities Agreement. These changes were partially offset by a $6.0 million decline in dividends paid to noncontrolling interests in 2021 compared to 2020.

Contractual obligations

As a result of the sale of operations in the second quarter of 2022, the Company no longer has any significant contractual obligations as of December 31, 2022.

Effect of inflation
The Company’s management believes inflation has not had a material effect on its financial condition or results of operations in recent years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that would have a material effect on the financial statements as of December 31, 2022.

Critical Accounting Estimates

The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The estimates, discussed below, are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. The Company generally bases its judgments on its historical experience and on various other assumptions that the Company believes are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. See Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information.

Revenue Recognition

Prior to the sale of our operations, the Company derived its revenues primarily from wireless services, fixed broadband services and equipment sales. Of these, we considered the most critical of our revenue recognition policies to be those related to contracts with more than one product or service (or performance obligation). Determining whether products and services were considered distinct performance obligations that should have been accounted for separately versus together required significant judgment.

Judgement was required to determine the stand-alone price for each product or service (or performance obligation). In instances where the stand-alone price was not directly observable, such as when we did not sell the product or service separately, we determined the stand-alone price using information that may have included market conditions and other observable inputs.

When we capitalized permissible contract costs (costs to obtain or fulfill a contract), we made judgments in determining the anticipated period of benefit, or amortization period. For example, when we paid commissions to sales personnel and agents, we applied judgement in estimating the useful life of the asset, including assumptions about the likelihood of customer renewals which was generally based on historical experience and market conditions.

Our products were generally sold with a right of return, and we provided other credits or incentives in some circumstances, which were accounted for as variable consideration when determining the amount of revenue to recognize. Returns and credits were estimated at contract inception and updated at the end of each reporting period if additional information became available. Changes to our estimated variable consideration were not material for the periods presented.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method of Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“ASC 740”), which require us to recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

The Company follows the provisions of ASC 740 to record uncertain tax positions under the use of the two-step process. We review and adjust our liability for unrecognized tax benefits based on our best judgment given the facts, circumstances and information available at each reporting date. To the extent that the final outcome of these tax positions is different than the amounts recorded, such differences may impact income tax expense and actual tax payments. We recognize any interest and penalties accrued related to unrecognized tax benefits in income tax expense. Actual tax payments may materially differ from estimated liabilities as a result of changes in tax laws as well as unanticipated transactions impacting related income tax balances.

The income tax effect of the financial statement gains realized from the 2degrees Sale and NuevaTel Transaction were entirely offset by the reversal of the deductible outside basis difference attributable to the Company’s investments in 2degrees and NuevaTel. Given that the deferred tax assets were historically offset with a full valuation allowance, there was no net income tax impact. Proceeds received in the transactions did not exceed the Company’s tax basis in its investments in 2degrees and NuevaTel, resulting in no current tax payable. As of December 31, 2022, the Company’s deferred tax assets principally consisted of capital and operating loss carryforwards, which are significant, offset by a full valuation allowance.

Recent Accounting Pronouncements

The effects of recently issued accounting standards are discussed in Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Changes in Accounting Policies Including Initial Adoption

Other than the adoption of new accounting standards, as discussed in the Notes to the Consolidated Financial Statements, there have been no changes in the Company’s accounting policies.

Financial Instruments and Other Instruments

The Company considers the management of financial risks to be an important part of its overall corporate risk management policy. The Company uses derivative financial instruments to manage existing exposures, irrespective of whether such relationships are formally documented as hedges in accordance with hedge accounting requirements. This is further described in the Consolidated Financial Statements. See Note 9 – Derivative Financial Instruments to the Consolidated Financial Statements.

Definitions and Reconciliations of Non-GAAP Measures

The Company reports certain non-U.S. GAAP measures that are used to evaluate the performance of the Company and to manage its capital structure. Non-U.S. GAAP measures do not have any standardized meaning under U.S. GAAP and therefore may not be comparable to similar measures presented by other issuers. Securities regulations require such measures to be clearly defined and reconciled with their most directly comparable U.S. GAAP measure.

Consolidated Adjusted EBITDA and Adjusted EBITDA Margin

Consolidated Adjusted EBITDA (“Adjusted EBITDA”) represents Net income (loss) (the most directly comparable U.S. GAAP measure) excluding amounts for: income tax expense; interest expense; depreciation, amortization and accretion; equity-based compensation (recorded as a component of General and administrative expense); (gain) on sale of operations and loss (gain) on disposal of assets and sale-leaseback transaction; and all other non-operating income and expenses. Net income (loss) margin is calculated as Net income (loss) divided by service revenues. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by service revenues. Adjusted EBITDA and Adjusted EBITDA Margin are common measures of operating performance in the telecommunications industry. The Company’s management believes Adjusted EBITDA and Adjusted EBITDA Margin are helpful measures because they allow management to evaluate the Company’s performance by removing from its operating results items that do not relate to core operating performance. The Company’s management believes that certain investors and analysts use Adjusted EBITDA to value companies in the telecommunications industry. The Company’s management believes that certain investors and analysts also use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate the performance of the Company’s business. Adjusted EBITDA and Adjusted EBITDA Margin have no directly comparable U.S. GAAP measure. The following table provides a reconciliation of Adjusted EBITDA to the most comparable financial measure reported under U.S. GAAP, Net income (loss).

Consolidated Adjusted EBITDA
	For the Year Ended December 31,
(in millions)	2022	2021	2020

Net income (loss)	$437.0	$(194.4)	$(79.7)

Interest expense	22.9	53.7	46.5
Depreciation, amortization and accretion	18.4	107.2	107.0
Debt extinguishment, modification and issuance costs	8.5	7.0	-
Change in fair value of warrant liability	(0.1)	(0.1)	-
Income tax expense	11.5	10.5	23.1
Other, net	(15.4)	3.3	4.6
Equity-based compensation	3.6	3.4	5.6
Impairment of long-lived assets	-	113.8	-
(Gain) on sale of operations and loss (gain) on disposal of assets and sale-leaseback transaction	(457.6)	1.1	(2.5)
Transaction and other nonrecurring costs(1)	10.6	9.4	2.4
Consolidated Adjusted EBITDA(2)	$39.4	$115.1	$107.0
Net income (loss) margin (Net income (loss) divided by service revenues)	218.1%	(36.0%)	(15.8%)
Consolidated Adjusted EBITDA Margin	19.7%	21.3%	21.2%
(Consolidated Adjusted EBITDA divided by service revenues)

(1)2022 includes $7.1 million costs recorded at corporate headquarters of which $6.5 million are related to severance costs. 2022 also includes $2.1 million of costs incurred in connection with the 2degrees Sale and $1.3 million of costs related to the NuevaTel Transaction for the year ended December 31, 2022. See Note 2 - Sale of Operations to the Consolidated Financial Statements for further information. 2021 includes $6.4 million of costs related to the Company's preparation for a planned public listing and equity issuance in New Zealand. 2021 also includes $1.7 million of costs in connection with the 2degrees Sale. 2020 includes $1.6 million of workforce reduction restructuring costs in response to the impact of the COVID-19 pandemic.

(2)In July 2013, Trilogy LLC sold to Salamanca Holding Company (“SHC”), a Delaware limited liability company, 80% of its interest in its wholly owned subsidiary, Salamanca Solutions International LLC (“SSI”). Although Trilogy LLC held a 20% equity interest in SSI, due to the fact that NuevaTel was SSI’s primary customer, Trilogy LLC was considered SSI’s primary beneficiary and, as such, the Company consolidated 100% of SSI’s net (losses) income. In April 2022, the Company surrendered its 20% ownership interest in SSI. Prior to the Company's surrender of its SSI ownership interest, the impact on the Company's consolidated results of the 80% that Trilogy LLC did not own decreased Adjusted EBITDA by $0.1 million for each of the years ended December 31, 2022, 2021 and 2020.

Consolidated Equipment Subsidy

Equipment subsidy (“Equipment Subsidy”) is the cost of devices in excess of the revenue generated from equipment sales and is calculated by subtracting Cost of equipment sales from Equipment sales.  Management used Equipment Subsidy on a consolidated level to evaluate the net loss that was incurred in connection with the sale of equipment or devices in order to acquire and retain subscribers. Equipment Subsidy included devices acquired and sold for fixed broadband subscribers. Consolidated Equipment Subsidy is used in computing Equipment subsidy per gross addition. A reconciliation of Equipment Subsidy to Equipment sales and Cost of equipment sales, both U.S. GAAP measures, is presented below:

Equipment Subsidy
	For the Year Ended December 31,
(in millions)	2022	2021	2020

Cost of equipment sales	$39.2	$120.9	$115.8
Less: Equipment sales	(38.1)	(112.9)	(106.3)
Equipment Subsidy	$1.1	$8.0	$9.5

Key Industry Performance Measures – Definitions

The following measures are industry metrics that management historically found useful in assessing the operating performance of the Company, and are often used in the wireless telecommunications industry, but do not have a standardized meaning under U.S. GAAP:

•
Monthly average revenues per wireless user (“ARPU”) is calculated by dividing average monthly wireless service revenues during the relevant period by the average number of wireless subscribers during such period.

•
Wireless data revenues (“data revenues”) is a component of wireless service revenues that includes the use of web navigation, multimedia messaging service and value-added services by subscribers over the wireless network through their devices.

•
Wireless service revenues (“wireless service revenues”) is a component of total revenues that excludes fixed broadband revenues, equipment sales and non-subscriber international long distance revenues; it captures wireless performance and is the basis for the blended wireless ARPU calculations.

•
Wireless data average revenue per wireless user (“data ARPU”) is calculated by dividing monthly data revenues during the relevant period by the average number of wireless subscribers during the period.

•	Service revenues (“service revenues”) is a component of total revenues that excludes equipment sales.

•
Churn (“churn”) is the rate at which existing subscribers cancel their services, or are suspended from accessing the network, or have no revenue generating event within the most recent 90 days, expressed as a percentage. Subscribers that subsequently have their service restored within a certain period of time are presented net of disconnections which may result in a negative churn percentage in certain periods. Churn is calculated by dividing the number of subscribers disconnected by the average subscriber base.  It is a measure of monthly subscriber turnover.

•
Capital intensity (“capital intensity”) represents purchases of property and equipment divided by total service revenues. The Company’s capital expenditures do not include expenditures on spectrum licenses. Capital intensity allows the Company to compare the level of the Company’s additions to property and equipment to those of other companies within the same industry.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

All financial statements and supplementary data required by this Item are listed in Part IV, Item 15 of this Annual Report on Form 10-K (or are incorporated therein by reference) and are presented beginning on Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures to ensure that information required to be disclosed in the Company’s filings under the Exchange Act is recorded, processed, summarized and reported in accordance with the requirements specified in the rules and forms of the SEC. The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (in accordance with the requirements of National Instrument 52-109 of the Canadian Securities Administrators and as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2022 are effective to ensure that information required to be disclosed by the Registrant in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, as indicated in the preceding paragraph, the CEO and CFO believe that the Company’s disclosure controls and procedures are effective at that reasonable assurance level, although the CEO and CFO do not expect that the disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors and all fraud.

Management of the Company, under the supervision of the CEO and CFO, is responsible for establishing and maintaining effective “internal control over financial reporting” as such term is defined by the rules of the SEC and the Canadian Securities Administrators.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. GAAP. The Company’s internal control over financial reporting includes:

•	maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets and consolidated entities;

•
providing reasonable assurance that transactions are recorded as necessary to permit the preparation of the Consolidated Financial Statements in accordance with U.S. GAAP and that receipts and expenditures by the Company and its subsidiaries are being made only in accordance with the authorization of the Company’s management and Directors; and

•
providing reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Consolidated Financial Statements.

Limitations of Controls and Procedures

The Company’s disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives.  However, due to their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all misstatements and fraud.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The Company will continue to periodically review its disclosure controls and procedures and internal control over financial reporting and may make such modifications from time to time as it considers necessary.

Management’s Report on Internal Controls Over Financial Reporting

Management of the Company, under the supervision and with the participation of the CEO and CFO, assessed the Company’s internal control over financial reporting using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2022. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Management of the Company has determined that its internal control over financial reporting is effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Concurrently with the Company’s delisting from the Toronto Stock Exchange on December 23, 2022, Theresa Gillespie, Alan Horn, Nadir Mohamed and Reza Satchu resigned from the Board. The Company listed its Common Shares on the NEX board of the TSXV on December 28, 2022. The listing rules applicable to issuers listed on the NEX Board of the TSXV (the “Listing Rules”) require a listed company to have (i) at least three directors and (ii) an Audit Committee. Accordingly, the number of Directors following the above-described resignations complies with the Listing Rules. The Company also disbanded its Compensation and Corporate Governance Committee.

The names, age, municipality of residence and positions with the Company of the persons that serve as Directors and executive officers of the Company as of the date hereof are set out below. All of the members of the Board were initially appointed to the Board pursuant to the Arrangement. The Company’s officers were appointed on February 7, 2017 and continue to serve as officers until they resign or until their appointments are terminated by the Board.

Directors

Name, Age, State or Province and Country of Residence	Present Principal Occupation	Director Since

Bradley J. Horwitz, 67(2) Washington, U.S.	Director and Chief Executive Officer of the Company	February 7, 2017
Mark Kroloff, 66(1) Alaska, U.S.	Managing Partner, First Alaskan Capital Partners	February 7, 2017
John W. Stanton, 67(2) Washington, U.S.	Director of the Company	February 7, 2017

Notes:
(1)	Chair of the Audit Committee of the Company (the “Audit Committee”)
(2)	Member of the Audit Committee

The Directors of the Company are elected by the shareholders of the Company at each annual meeting of shareholders, and will hold office until the next annual meeting of the Company, unless: (i) his office is earlier vacated in accordance with the Articles; or (ii) he becomes disqualified to act as a Director.

Further, the Directors of the Company are authorized to appoint one or more additional Directors of the Company, such appointed Directors shall cease to hold office immediately before the election of Directors at the next annual meeting of shareholders of the Company, but are eligible for re-election, provided that the total number of Directors so appointed may not exceed one third of the number of Directors of the Company approved pursuant to the Arrangement or elected at the previous annual meeting of shareholders of the Company, as the case may be.

Executive Officers

Name, Age and Residence	Present Principal Occupation

Bradley J. Horwitz, 67 Washington, U.S.	Chief Executive Officer of the Company
Erik Mickels, 46 Washington, U.S.	Senior Vice President and Chief Financial Officer of the Company
Scott Morris, 70 Washington, U.S.	Senior Vice President, General Counsel and Corporate Secretary of the Company

Biographies

The following are brief profiles of the Directors and NEOs of the Company, including a description of each individual’s principal occupation within the past five years.

Directors

John W. Stanton. John W. Stanton was a Co-Founder and Chairman of the Management Committee of Trilogy LLC from 2005 until the completion of the Arrangement with TIP Inc. in 2017. He was Chairman of the Board of Directors and Chief Executive Officer of Western Wireless and its predecessors from 1992 until Alltel Corporation’s acquisition of Western Wireless in 2005. Western Wireless was one of the largest providers of rural wireless communications services in the United States and through its subsidiary, Western Wireless International Corporation, was licensed to provide wireless communications services in 11 countries in Europe, Eastern Europe, Africa, Latin America, and the Caribbean. Mr. Stanton was Chairman of the Board of Directors of T-Mobile USA from 1994 to 2004 and Chief Executive Officer of T-Mobile USA from February 1998 to March 2003. Mr. Stanton served as a director of McCaw Cellular Communications (“McCaw Cellular”) from 1986 to 1994, and as a director of LIN Broadcasting from 1990 to 1994, during which time it was a publicly traded company. From 1983 to 1991, Mr. Stanton served in various capacities with McCaw Cellular; he was Vice Chairman of the Board of McCaw Cellular from 1988 to September 1991 and Chief Operating Officer of McCaw Cellular from 1985 to 1988. Mr. Stanton served as a director of Clearwire Corporation from 2008 to 2013, and was Chairman of the Board of Directors of Clearwire Corporation from January 2011 to July 2013. Mr. Stanton serves on the boards of directors of Microsoft Corporation and Costco Wholesale Corporation, both of which are publicly traded companies. Mr. Stanton is also currently the Chairman and Managing Partner of First Avenue Entertainment LLLP, which owns the Seattle Mariners, a Major League Baseball team. Mr. Stanton has a bachelor’s degree in political science from Whitman College and an MBA from Harvard University.

Bradley J. Horwitz. Bradley J. Horwitz is the Company’s President and Chief Executive Officer. He was a Co-Founder of Trilogy LLC and was its President and Chief Executive Officer from 2005 until the completion of the Arrangement with TIP Inc. in 2017. Mr. Horwitz has been involved in the wireless industry since 1983, spending 13 years at McCaw Cellular where he held various management positions: he served as Director of Sales and Marketing from 1983 to 1986, Director of Paging Operations from 1986 to 1990, Director of Business Development from 1990 to 1992, and Vice President of International Operations from 1992 to 1994. After the sale of McCaw to the AT&T Corporation in 1994, Mr. Horwitz joined the management team of Western Wireless. Mr. Horwitz was Executive Vice President of Western Wireless and President of Western Wireless International until Western Wireless was acquired by Alltel Corporation in 2005. Mr. Horwitz led Western Wireless’s expansion into 11 international markets with operations in Europe, Eastern Europe, Africa, Latin America, and the Caribbean. Mr. Horwitz is the Chairman of the Board of Directors of Hong Kong Broadband, a publicly listed provider of fiber services in Hong Kong, and serves on the boards of the Center for Global Development and the Mobile Giving Foundation.

Mark Kroloff. Mark Kroloff is the Managing Member of First Alaskan Capital Partners, LLC, a private investment firm. He served as a director of General Communication Inc., an integrated telecommunications provider, until its acquisition by Liberty Ventures. He served as a board observer of Nova ehf, an Icelandic telecommunications provider. Previously, Mr. Kroloff served as the General Counsel and later as the Chief Operating Officer of Cook Inlet Region, Inc., at that time one of the largest minority-owned wireless, radio, and television providers in the U.S. Mr. Kroloff is a lawyer who began his career with the firm of Munger, Tolles & Olson LLP in Los Angeles. He received his B.A. from Claremont McKenna College and his J.D. from the University of Texas School of Law.

Executive Officers

Bradley J. Horwitz. Please see Mr. Horwitz’s biography above.

Erik Mickels. Erik Mickels serves as the Senior Vice President and Chief Financial Officer for the Company and is responsible for leading the financial functions of the Company. Mr. Mickels joined Trilogy LLC in 2014 as the company's Chief Accounting Officer and Vice President - Corporate Controller and in 2016 was appointed group Chief Financial Officer supporting operational, financial and strategic initiatives of the Company. Mr. Mickels began his career at Arthur Andersen LLP and spent twelve years with KPMG LLP working primarily in the technology and retail industries. Mr. Mickels is also a Certified Public Accountant. Mr. Mickels has a bachelor’s degree in accounting from Hillsdale College and is a graduate of Harvard Business School (Advanced Management Program).

Scott Morris. Scott Morris has been Trilogy LLC’s Senior Vice President and General Counsel since it commenced operations in 2006. Before joining Trilogy LLC in 2006, Mr. Morris served as General Counsel of Western Wireless International in 2005. From 2000 to 2004, he was Senior Vice President and General Counsel for Terabeam Corporation, a manufacturer of broadband wireless equipment. Previously he was Senior Vice President – External Affairs for AT&T Wireless and held senior legal and government affairs positions at McCaw Cellular and Viacom Cable. After graduating from University of California College of the Law San Francisco (formerly Hastings College of the Law), he joined the Federal Trade Commission in Washington, D.C., where he served as an attorney-advisor to the chairman of the Commission.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to the Company’s Directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, persons performing similar functions and other officers, Directors and employees of the Company. The Code was adopted in February 2017 and set forth in Exhibit 99.3 to the Company’s Form 6-K furnished to the SEC on February 22, 2017. The Company will provide to any person without charge, upon request, a copy of the Code by contacting Trilogy International Partners Inc. Investor Relations by telephone at 425-458-5900 or by mail at 105 108th Avenue NE, Suite 400, Bellevue, Washington 98004. The Company has not made any amendments to the Code. In the fiscal year ended December 31, 2022, the Company did not grant a waiver (including an implicit waiver) from a provision of the Code to any of its Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller or persons performing similar functions that relates to one or more of the items set forth in Item 10 of this Annual Report.

Audit Committee

The primary mandate of the Audit Committee is to provide assistance to the Board in fulfilling its responsibility to the Company’s shareholders, potential shareholders and the investment community, to oversee the work and review the qualifications and independence of the external auditors of the Company, to review the financial statements of the Company and public disclosure documents containing financial information and to assist the Company with the legal compliance and ethics programs as established by management and by the Board and as required by law.

The Audit Committee consists of Mark Kroloff (Chair), Bradley J. Horwitz and John W. Stanton. A majority of the Audit Committee members are neither executive officers, employees nor control persons of the Company. Mr. Horwitz is the only committee member who is employed by the Company. Mr. Kroloff receives compensation from the Company only with respect to his service as a member of the Board. Mr. Stanton receives no compensation from the Company. All three members of the Audit Committee are financially literate under NI 52-110. The Board has determined that Mark Kroloff is an “audit committee financial expert” as defined under the rules and regulations of the Securities and Exchange Commission.

For the relevant education and experience of each of the members of the Audit Committee, please refer to the biographies of Mr. Kroloff, Mr. Horwitz and Mr. Stanton in “Directors and Executive Officers — Biographies” in this Annual Report.

Item 11.	Executive Compensation

Equity Compensation Plans

The Company had in effect a (i) deferred share plan (the “DSU Plan”) pursuant to which deferred share units that could be settled into Common Shares were granted to the Company’s Directors and (ii) restricted share unit plan (the “RSU Plan” and with the DSU Plan, the “Plans”) pursuant to which restricted share units that when vested were settled through the issuance of Common Shares were granted to the Company’s employees and consultants.

In accordance with the rules of the Toronto Stock Exchange, the shareholders of the Company ratified the continued use of the DSU Plan and all unallocated DSUs thereunder at the Company’s Annual General Meeting held on May 10, 2019 (the “AGM”). In addition, the shareholders approved an amendment to the DSU Plan at the AGM to allow non-independent, non-employee Directors to participate in the DSU Plan. The Company had the ability to continue granting DSUs under the DSU Plan until May 10, 2022, the third anniversary of the shareholders’ approval of the DSU Plan. There were no DSUs granted in 2022.

At the AGM, the shareholders of the Company also ratified the continued use of the RSU Plan and all unallocated restricted share units (“RSUs”) thereunder. The Company had the ability to continue granting RSUs under the RSU Plan until May 10, 2022. RSUs granted prior to that date may, when vested, be settled into Common Shares. There were no grants of RSUs in 2022.

In 2022, immediately before the closing of the 2degrees Sale, the Company (i) settled all the DSUs issued to Directors under its DSU Plan and (ii) accelerated the vesting of all outstanding RSUs issued under its RSU Plan. In connection with the settlement of the DSUs, 489,762 Common Shares were issued in 2022 to former holders of DSUs. As a result of the accelerated vesting of all outstanding RSUs, 2,310,988 Common Shares were issued in 2022 to former holders of RSUs. Consequently, there were no DSUs or RSUs outstanding as of December 31, 2022.

The Company did not seek shareholder approval to extend the Plans. Accordingly, the Plans have expired and no further grants of DSUs or RSUs may be made.

RSU grants made in 2018, 2019, 2020 and 2021 to the NEOs specified that any gain realized in connection with the (i) settlement of RSUs into Common Shares, (ii) transfer or sale of the RSUs, or (iii) sale of Common Shares received in respect of settle RSUs will be forfeited in the event of a restatement of the Company’s financial results due to fraudulent or other intentional illegal conduct on the part of the NEO to the extent that RSUs would not have been awarded had the financial results been initially issued in accurate form.

Executive Compensation

Executive Summary Compensation Table

The following table sets forth the total annual and long-term equity and non-equity compensation, along with all other compensation awarded, for services rendered in all capacities to the Company for the years ended December 31, 2022 and 2021, in respect of the Company’s NEOs during those periods.

Name and principal position	Year	Salary(1) (US$)	Bonus(2) (US$)	Stock awards(3) (US$)	Nonequity incentive plan compensation (US$)(4)	All other compensation (US$)(5)	Total (US$)
Bradley J. Horwitz Chief Executive Officer(6)	2022	$400,000	$300,000	Nil	Nil	$22,347	$722,347
	2021	$400,000	$351,414	$336,750	Nil	$20,735	$1,108,899

Erik Mickels Senior Vice President and Chief Financial Officer(7)	2022	$480,000	$288,000	Nil	$256,000	$22,399	$1,046,399
	2021	$480,000	$337,357	$677,763	$128,000	$23,037	$1,646,157

Scott Morris Senior Vice President, General Counsel and Corporate Secretary(8)	2022	$400,000	$240,000	Nil	$213,333	$34,547	$887,880
	2021	$400,000	$281,131	$564,802	$106,667	$32,135	$1,384,735

Tomas Perez Chief Executive Officer of NuevaTel(9)	2022	$248,484	$319,837	Nil	Nil	$550,089	$1,118,410
	2021	$405,634	$300,000	$258,175	Nil	$342,183	$1,305,992

Notes:
(1)	All dollar amounts in the Executive Summary Compensation Table and footnotes thereto are reflected in U.S. dollars.

(2)	Amounts reflect the annual cash bonuses that were earned by the NEOs for 2022 and 2021, although payment of each bonus was made in the year following the period for which the bonus was earned.
(3)
Share-based awards represent the fair value of restricted share units (“RSUs”) granted in the year under the restricted share unit plan (the “RSU Plan”). The fair value of the RSUs is based on the closing market price of the Common Shares on the effective date of grant multiplied by the number of RSUs grants. Accordingly, this value does not reflect the current value of any share-based award.

(4)
Mr. Mickels and Mr. Morris participated in a retention benefit program that entitled each of them to their respective annual salary and target bonus, split equally into a cash award that vested ratably over three years between January 1, 2021 and January 1, 2024. Due to a change in control in 2022, the remaining cash award was fully vested in 2022.

(5)
All other compensation includes amounts representing each NEO’s estimated health insurance, 401(k) matching benefits and health care savings account contributions. In the case of Mr. Perez, the compensation includes $423,119 in 2022 related to a severance payment Mr. Perez received from NuevaTel upon his resignation with good reason in connection with the NuevaTel Transaction. All other compensation for Mr. Perez also includes certain tax equalization benefits.

(6)	Stock awards value reflects a grant of 300,000 units to Mr. Horwitz in 2021.
(7)	Stock awards value reflects a grant of 603,797 units to Mr. Mickels in 2021.
(8)	Stock awards value reflects a grant of 503,164 units to Mr. Morris in 2021.
(9)	Stock awards value reflects a grant of 230,000 units to Mr. Perez in 2021.

Termination and Change of Control Benefits

The Company has in place a Severance Policy for senior executives, including Messrs. Horwitz, Mickels and Morris (the “Severance Policy”). The Severance Policy entitles each participant to a severance payment in the event that such participant is terminated without cause or resigns with good reason. The severance benefit is equal to the participant’s annual base salary and target bonus at the time of termination or resignation, except that, in the event of termination without cause or resignation with good reason within 365 days following a change of control (as defined in the Severance Policy) of the Company, the benefit is equal to two times the participant’s annual base salary and target bonus at the time of termination or resignation.

Mr. Perez has signed agreements with NuevaTel and the Company that entitled Mr. Perez to a severance benefit in the event of termination without cause or resignation with good reason within 365 days following a change of control of the Company, Trilogy LLC or NuevaTel. The severance benefit is equal to Mr. Perez’s annual base salary at the time of termination plus the amount of the annual target cash bonus for the year in which the termination occurs calculated based upon the Company’s actual financial performance against relevant targets and prorated for the portion of the relevant year that has elapsed prior to termination or resignation. Mr. Perez resigned with good reason in connection with the NuevaTel Transaction in 2022 and was terminated without cause from his position with Trilogy in January 2023. He received a severance payment from NuevaTel in accordance with his agreement with NuevaTel and he received an accrued bonus from Trilogy in accordance with his employment agreement and a severance agreement with Trilogy.

Each of Messrs Horwitz, Mickels, and Morris has executed an agreement with the Company that restricts him, both during the term of his agreement and at any time thereafter, from disclosing any confidential information to any person, or using the same for any purpose other than the purposes of the Company. The agreements further provide that these executives may not disclose or use for any purpose, other than those of the Company, the private affairs of the Company, or any other information which they acquire during the course of their employment in respect of the business and affairs of the Company.

Outstanding Equity Awards at Year Ended 2022

In 2022, immediately before the closing of the 2degrees Sale, the Company accelerated the vesting of all outstanding RSUs issued under its RSU Plan.

Director Compensation

During the year ended December 31, 2022, the Directors (other than Mr. Horwitz, whose compensation as an Executive is disclosed in the Executive Summary Compensation Table, above) received the remuneration set out below. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings or otherwise carrying out their duties as Directors.

Director Compensation

In consideration for serving on the Board, the Lead Independent Director was paid an annual retainer of US$125,000 and each other non-employee Director was entitled to an annual retainer of US$100,000; a non-employee Director who served on a committee was entitled to receive a supplemental US$15,000 annually, and a non-employee Director who served as a committee chairperson of a committee was entitled to receive US$10,000 annually in addition to the fee earned as a committee member. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred while serving on the Board.

John W. Stanton and Theresa E. Gillespie waived their right to receive compensation as Directors. Bradley J. Horwitz, the President and the CEO of the Company, is not entitled to receive compensation for his services as a Director.

All Directors and officers of the Company are and will continue to be indemnified on customary terms by the Company.

Director Compensation Table

The following table shows the compensation paid in 2022 to the Company’s Directors.

Name	Fees earned or paid in cash (US$)	Stock awards (US$)(1)	Total Compensation (US$)
Mr. Mark Kroloff	$140,000	Nil	$140,000
Mr. Nadir Mohamed(2)	$165,000	Nil	$165,000
Mr. Alan Horn(2)	$140,000	Nil	$140,000
Mr. Reza Satchu(2)	$100,000	Nil	$100,000

        Notes:
(1)
In 2022, immediately before the closing of the 2degrees Sale, the Company settled all outstanding DSUs issued to Directors under its DSU Plan. In connection with the settlement of all outstanding DSUs, 489,762 Common Shares were issued in 2022.

(2)	Concurrently with the Company’s delisting from the Toronto Stock Exchange on December 23, 2022, Mr. Mohamed, Mr. Horn and Mr. Satchu resigned from the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the knowledge of the Company, as of the date hereof, the Directors and the NEOs of the Company, as a group, beneficially own, or control or direct, directly or indirectly 23,839,600 Common Shares, representing approximately 26.90% of the number of outstanding Common Shares.

The following table states the number of Common Shares beneficially owned by each of the Directors and NEOs of the Company as of March 30, 2023:

Name	Number and Type of Securities	Type of Ownership(1)	Percentage of Class(2)

John W. Stanton	16,908,563 Common Shares(3)	Beneficial	19.08%
Bradley J. Horwitz	4,419,246 Common Shares	Registered and Beneficial	4.99%
Mark Kroloff	611,227 Common Shares(4)	Beneficial	0.69%
Erik Mickels	829,908 Common Shares	Beneficial	0.94%
Scott Morris	1,070,656 Common Shares(5)	Beneficial	1.21%

Notes:

(1)	Registered shares are shares shown on the Company’s share register as being owned by the named Director or NEO directly in his name.
(2)	Based on 88,627,593 Common Shares outstanding at March 30, 2023.

(3)
16,908,563 Common Shares are beneficially controlled or directed, directly or indirectly by John W. Stanton through SG Enterprises II, LLC, an entity owned and controlled by John W. Stanton and Theresa E. Gillespie.

(4)
189,515 Common Shares are held by Mark Kroloff. 226,506 Common Shares are beneficially owned by Mr. Kroloff through FACP Investment Trilogy II, LLC, 168,884 Common Shares are beneficially owned by Mr. Kroloff through FACP Trilogy Investment LLC, and 26,322 Common Shares are beneficially owned by Mr. Kroloff through FACP TINZ LLC.

(5)
930,656 Common Shares are held by Scott Morris. 80,000 Common Shares are beneficially owned by Mr. Morris through Abigail Morris, 30,000 Common Shares are beneficially owned by Mr. Morris as Trustee of the Devon Morris Irrevocable Trust and 30,000 Common Shares are beneficially owned by Mr. Morris as Trustee of the Lily M. Morris Irrevocable Trust.  Mr. Morris disclaims beneficial ownership of the Common Shares owned by Abigail Morris.

The following table states the number of Common Shares owned by each person known to us to own more than 5% of our outstanding shares, as of March 30, 2023:

Name	Number and Type of Securities	Type of Ownership	Percentage of Class(1)

SG Enterprises II, LLC(2)	16,908,563 Common Shares	Registered	19.08%
Anson Funds Management LP(3)	9,453,250 Common Shares	Beneficial	10.67%
Alignvest Management Corporation(4)	8,214,622 Common Shares	Registered	9.27%

Notes:
(1)	Based on 88,627,593 Common Shares outstanding at March 30, 2023.
(2)	SG Enterprises II, LLC's address is 155 108th Avenue NE, Suite 400, Bellevue, WA 98004.
(3)
Anson Funds Management LP, a Texas limited partnership (“AFM”), is a registered Investment Advisor under the U.S. securities laws.  According to the Statement on Schedule 13G/A filed by AFM on April 8, 2022 with the SEC, AFM, Anson Management GP LLC, Mr. Bruce R. Winson, Anson Advisors Inc., Mr. Amin Nathoo and Mr. Moez Kassam are the beneficial owners of the shares of Common Shares held by AFM. Anson Funds Management LP reports its principal address as 1600 Dallas Parkway, Suite 800, Dallas, TX 75248.

(4)
Alignvest’s holdings reflect the holdings of Alignvest and two affiliated investment funds, Alignvest Partners Master Fund LP and Alignvest AQX LP. Alignvest Management Corporation reports its business address as 1027 Yonge Street, Suite 200, Toronto, Ontario, Canada, M4W 2K9.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Change in Control

As of the date of this Annual Report, there are no arrangements known to the Company which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

The TISP 10.0% Notes were purchased by certain beneficial owners of the Trilogy LLC 2022 Notes. The purchasers of the TISP 10.0% Notes included SG Enterprises II, LLC, which purchased $7.0 million of TISP 10.0% Notes. SG Enterprises II, LLC is a Washington limited liability company owned by John W. Stanton and Theresa E. Gillespie. John W. Stanton is the Chairman of the Board of TIP Inc. and Theresa E. Gillespie is a former Director of TIP Inc. As stated above, upon the closing of the 2degrees Sale, the TISP 10.0% Notes were prepaid with a portion of the proceeds from the 2degrees Sale.

In order to fund its operations, pending the closing of the 2degrees Sale, in January 2022, the Company entered into the Bridge Loans with three of its principal shareholders: SG Enterprises II, LLC, Brad Horwitz and Alignvest Management Corporation. In the first quarter of 2022, SG Enterprises II, LLC, Brad Horwitz and Alignvest Management Corporation provided $6.5 million, $1.5 million and $2.0 million, respectively, to the Company under the terms of the Bridge Loans. The Bridge Loans were repaid during the second quarter of 2022. For additional information, see Note 8 – Debt to the Consolidated Financial Statements.

On July 31, 2013, Trilogy LLC entered into an agreement (the “Agreement”) with SHC and three former Trilogy LLC executives. Pursuant to the Agreement, Trilogy LLC transferred to SHC 80% of Trilogy LLC’s interest in its wholly owned subsidiary, SSI, in exchange for 2,140 Trilogy LLC Class C Units (“Class C Units”) held by the three individuals. In April 2022, the Company surrendered its 20% ownership interest in SSI to SHC and cancelled an $80 thousand promissory note that SSI had issued to the Company in January 2022. SSI owns billing and customer relations management intellectual property, and associated software support and development services that it had licensed to NuevaTel. Following the Company’s surrender of its SSI ownership interest and cancellation of the promissory note, and in connection with the anticipated closing of the NuevaTel Transaction, Balesia acquired 100% of SHC.

Trilogy LLC had a non-interest bearing loan outstanding to New Island Cellular, LLC (“New Island”), an entity with which a former member and manager of Trilogy LLC is affiliated, in an aggregate principal amount of approximately $6.2 million (the “New Island Loan”), the proceeds of which were used to cover additional taxes owed by New Island as a result of Trilogy LLC’s 2006 election to treat its former subsidiary, ComCEL, as a U.S. partnership for tax purposes. In connection with New Island’s redemption of Class C Units for Common Shares in 2021, the New Island Loan was forgiven in consideration of New Island’s assignment to Trilogy LLC of all distributions and dividends payable to New Island with respect to its TIP Inc. shares. This arrangement was treated as an equity transaction with no impact on the Consolidated Statements of Operations. New Island received 2,129,623 Common Shares in connection with the redemption. In the second quarter of 2022, the Company declared and paid a cash distribution to shareholders, inclusive of approximately $2.8 million distributed to New Island Cellular. The full amount of the distribution to New Island was subsequently repaid to Trilogy LLC and is reflected within Return of capital, net of distribution repaid in the Consolidated Statement of Changes in Shareholders’ Equity (Deficit). The New Island Loan was unsecured at the time of its cancellation and the value of the Common Shares at the time of the loan cancellation was less than the outstanding balance of the loan.

Director Independence

Certain of the Directors and executive officers of the Company are officers and Directors of, or are associated with, other public and private companies. Such associations may give rise to conflicts of interest with the Company from time to time. The Business Corporations Act (British Columbia) (“BCBCA”) requires, among other things, that the Directors and executive officers of the Company act honestly and in good faith with a view to the best interest of the Company, to disclose any personal interest which they may have in any material contract or transaction which is proposed to be entered into with the Company and, in the case of Directors, to abstain from voting as a director for the approval of any such contract or transaction. To the extent that conflicts of interest arise, such conflicts will be resolved in accordance with the provisions of the BCBCA.

Using the definition of Independent Director set forth in Rule 5605(a)(2) of the Corporate Governance Requirements of The Nasdaq Stock Market (the “Governance Requirements”), Messrs. Kroloff and Stanton are “independent” and Mr. Horwitz is not “independent”. Ms. Gillespie and Messrs. Horn, Mohamed and Saatchu, former Directors who resigned in December 2022, were “independent” in accordance with the applicable standards set forth above. Under the standards for independence for members of the Audit Committee set forth in Rule 5605(c)(2) of the Governance Requirements and Rule 10A-3(b)(1) under the Exchange Act, Mr. Kroloff is “independent” and Messrs. Horwitz and Stanton are not “independent”. Messrs. Horn and Mohamed, who served on the Audit Committee with Mr. Kroloff, until their resignation in December 2022, were “independent” in accordance with the applicable standards set forth above.

Item 14.	Principal Accountant Fees and Services

The Company’s independent registered public accounting firm is Grant Thornton LLP. The following table sets forth a summary of fees paid to Grant Thornton LLP for services rendered in respect of the last two fiscal years:

Amounts in thousands US$	2022	2021
Audit Fees(1)	$1,010	$1,985
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees(2)	$-	$48

Notes:
(1)
Fees for audit services include fees associated with the annual audit, including the reviews of the Company’s quarterly reports, statutory audits required internationally, comfort letters, other assurance procedures, and review of documents publicly filed.

(2)	All other fees consist of fees for services, other than those that meet the criteria above and include fees related to operational audit services.

Pre-approved Policies and Procedures

The Audit Committee has adopted requirements regarding pre‐approval of audit or non‐audit services as part of its Audit Committee Charter. The Audit Committee Charter provides that the Audit Committee shall have the ultimate authority to approve all audit engagement terms and fees, and requires that the Audit Committee must approve in advance any retainer of the auditors to perform any non‐audit service to the Company (together with all non‐audit service fees) that it deems advisable in accordance with applicable requirements and the Board approved policies and procedures. The Audit Committee will consider the impact of such service and fees on the independence of the auditor. The Audit Committee may delegate pre‐approval authority for non-audit services to a member of the Audit Committee; however, the decisions of any member of the Audit Committee to whom this authority has been delegated must be presented to the full Audit Committee at its next scheduled Audit Committee meeting.

Part IV

Item 15.	Exhibit and Financial Statement Schedules

a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.

3.	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

b)	Exhibits

1.1	Certificate of Incorporation of Alignvest Acquisition Corporation, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 40-F filed on November 15, 2016

1.2	Articles of Amendment of Alignvest Acquisition Corporation, incorporated by reference to Exhibit 99.11 to the Company’s Registration Statement on Form 40-F filed on November 15, 2016

1.3	Articles of Arrangement with attached Plan of Arrangement, incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K furnished on February 9, 2017

1.4	Articles of Trilogy International Partners Inc., incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K furnished on February 22, 2017

4.1
Trilogy International Partners Inc. Senior Executive Severance Policy, amended and restated on March 24, 2021, incorporated by reference to Exhibit 4.9 to the Company’s Form 20-F filed on March 24, 2020*

4.2	Agreement for Sale and Purchase of Shares in Two Degrees Group Limited, incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K furnished on January 10, 2022

8.1	List of Subsidiaries**

11.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 99.3 to the Company’s Form 6-K furnished on February 9, 2017

11.2	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K filed on April 5, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)**

*Compensatory plan or arrangement.

** Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILOGY INTERNATIONAL PARTNERS INC.

Date: March 30, 2023	By: /s/ Erik Mickels
Title: Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bradley J. Horwitz	Director and Chief Executive Officer	March 30, 2023
/s/ Erik Mickels	Senior Vice President and Chief Financial Officer	March 30, 2023
/s/ John W. Stanton	Director	March 30, 2023
/s/ Mark Kroloff	Director	March 30, 2023

TRILOGY INTERNATIONAL PARTNERS INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Trilogy International Partners Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Trilogy International Partners Inc. (incorporated in British Columbia) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Bellevue, Washington
March 30, 2023

TRILOGY INTERNATIONAL PARTNERS INC.
Consolidated Balance Sheets
(US dollars in thousands, except share amounts)

	Years Ended December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$25,067	$53,486
Restricted cash	-	1,524
Accounts receivable, net	-	61,073
Equipment Installment Plan (“EIP”) receivables, net	-	41,663
Inventory	-	10,918
Sale proceeds held in escrow	14,115	-
Prepaid expenses and other current assets	1,446	32,175
Total current assets	40,628	200,839
Property and equipment, net	12	307,085
Operating lease right-of-use assets, net	-	120,414
License costs and other intangible assets, net	-	61,377
Goodwill	-	9,689
Long-term EIP receivables	-	34,537
Deferred income taxes	-	23,890
Other assets	-	46,036
Total assets	$40,640	$803,867
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$49	$27,171
Construction accounts payable	-	22,466
Current portion of debt and financing lease liabilities	-	31,589
Customer deposits and unearned revenue	-	25,851
Short-term operating lease liabilities	-	19,315
Other current liabilities and accrued expenses	7,135	99,231
Total current liabilities	7,184	225,623
Long-term debt and financing lease liabilities	-	631,685
Deferred income taxes	-	298
Non-current operating lease liabilities	-	168,437
Other non-current liabilities	-	23,858
Total liabilities	7,184	1,049,901
Commitments and contingencies
Shareholders’ equity (deficit):
Common shares, no par value, and additional paid-in capital; unlimited authorized, 88,627,593 and 86,461,484 shares issued and outstanding	-	486
Accumulated earnings (deficit)	33,456	(288,235)
Accumulated other comprehensive income	-	6,860
Total Trilogy International Partners Inc. shareholders’ equity (deficit)	33,456	(280,889)
Noncontrolling interests	-	34,855
Total shareholders’ equity (deficit)	33,456	(246,034)
Total liabilities and shareholders’ equity (deficit)	$40,640	$803,867

On behalf of the Board:

/s/ Mark Kroloff

Mark Kroloff
Director

The accompanying notes are an integral part of these Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(US dollars in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues
Wireless service revenues	$154,752	$420,275	$408,365
Fixed broadband service revenues	42,498	111,542	86,630
Equipment sales	38,096	112,872	106,259
Non-subscriber international long distance and other revenues	3,171	8,875	9,045
Total revenues	238,517	653,564	610,299
Operating expenses
Cost of service, exclusive of depreciation, amortization and accretion shown separately	81,045	217,636	202,886
Cost of equipment sales	39,157	120,885	115,804
Sales and marketing	30,800	88,835	80,301
General and administrative	62,289	123,886	112,280
Depreciation, amortization and accretion	18,418	107,241	106,971
Impairment of long-lived assets	-	113,844	-
(Gain) on sale of operations and loss (gain) on disposal of assets and sale-leaseback transaction	(457,590)	1,094	(2,525)
Total operating expenses	(225,881)	773,421	615,717
Operating income (loss)	464,398	(119,857)	(5,418)
Other (expenses) income
Interest expense	(22,887)	(53,713)	(46,517)
Change in fair value of warrant liability	105	55	(49)
Debt extinguishment, modification and issuance costs	(8,527)	(7,016)	-
Other, net	15,418	(3,299)	(4,611)
Total other expenses, net	(15,891)	(63,973)	(51,177)
Income (loss) before income taxes	448,507	(183,830)	(56,595)
Income tax expense	(11,468)	(10,542)	(23,092)
Net income (loss)	437,039	(194,372)	(79,687)
Less: Net (income) loss attributable to noncontrolling interests	(3,578)	49,683	31,900
Net income (loss) attributable to Trilogy International Partners Inc.	$433,461	$(144,689)	$(47,787)
Comprehensive income (loss)
Net income (loss)	$437,039	$(194,372)	$(79,687)
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,197)	(10,225)	10,787
Net (loss) gain on short-term investments	-	(2)	2
Other comprehensive (loss) income	(13,197)	(10,227)	10,789
Comprehensive income (loss)	423,842	(204,599)	(68,898)
Comprehensive (income) loss attributable to noncontrolling interests	(59)	53,451	26,626
Comprehensive income (loss) attributable to Trilogy International Partners Inc.	$423,783	$(151,148)	$(42,272)
Net income (loss) attributable to Trilogy International Partners Inc. per share:
Basic (see Note 15 - Earnings per Share)	$4.93	$(2.15)	$(0.83)
Diluted (see Note 15 - Earnings per Share)	$4.90	$(2.15)	$(0.83)
Weighted average common shares:
Basic	87,844,230	67,412,546	57,671,818
Diluted	88,395,269	67,412,546	57,671,818

The accompanying notes are an integral part of these Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Consolidated Statement of Shareholders’ (Deficit) Equity
(US dollars in thousands, except shares)

					Accumulated
	Common Shares		Additional	Accumulated	Other		Total
			Paid-In	(Deficit)	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Interests	(Deficit) Equity
Balance, December 31, 2019	58,451,931	$-	$3,439	$(71,134)	$4,415	$55,488	$(7,792)
Cumulative effect of accounting changes	-	-	-	21,552	-	23,897	45,449
Dividends declared and paid	-	-	-	-	-	(11,680)	(11,680)
Equity-based compensation	-	-	3,337	-	-	2,300	5,637
Net loss	-	-	-	(47,787)	-	(31,900)	(79,687)
Other comprehensive income	-	-	-	-	5,515	5,274	10,789
Issuance of shares related to RSUs and other	674,682	-	(798)	-	6	(813)	(1,605)
Balance, December 31, 2020	59,126,613	-	5,978	(97,369)	9,936	42,566	(38,889)
Dividends declared and paid	-	-	-	-	-	(5,673)	(5,673)
Equity-based compensation	-	-	3,183	-	-	224	3,407
Net loss	-	-	-	(144,689)	-	(49,683)	(194,372)
Other comprehensive loss	-	-	-	-	(6,459)	(3,768)	(10,227)
Redemption of Class C Units, issuance of shares related to RSUs and other	27,334,871	-	(8,675)	(46,177)	3,383	51,189	(280)
Balance, December 31, 2021	86,461,484	-	486	(288,235)	6,860	34,855	(246,034)
Equity-based compensation	-	-	3,485	-	-	87	3,572
Net income	-	-	-	433,461	-	3,578	437,039
Other comprehensive loss	-	-	-	-	(9,678)	(3,519)	(13,197)
Forfeiture of shares	(1,675,336)	-	-	-	-	-	-
Return of capital, net of distribution repaid	-	-	(1,333)	(111,634)	-	-	(112,967)
Issuance of shares related to RSUs, change in noncontrolling interests and other	3,841,445	-	(2,638)	(136)	2,818	(35,001)	(34,957)
Balance, December 31, 2022	88,627,593	$-	$-	$33,456	$-	$-	$33,456

The accompanying notes are an integral part of these Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Consolidated Statements of Cash Flows
(US dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$437,039	$(194,372)	$(79,687)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts	2,759	8,663	13,895
Depreciation, amortization and accretion	18,418	107,241	106,971
Equity-based compensation	3,572	3,407	5,637
Impairment of long-lived assets	-	113,844	-
(Gain) on sale of operations and loss (gain) on disposal of assets	(457,590)	1,094	(2,525)
Non-cash right-of-use asset lease expense	3,686	19,245	18,699
Non-cash interest expense and debt derivative instrument charge	3,385	18,318	4,189
Settlement of cash flow hedges	(335)	(1,700)	(1,582)
Change in fair value of warrant liability	(105)	(55)	49
Debt extinguishment costs	8,527	-	-
Non-cash (gain) loss from change in fair value on cash flow hedges	(2,946)	(4,762)	2,531
(Gain) on forward exchange contracts and unrealized (gain) loss on foreign exchange transactions	(15,931)	(607)	359
Deferred income taxes	396	4,314	15,293
Changes in operating assets and liabilities:
Accounts receivable	(6,460)	(15,614)	(4,716)
EIP receivables	5,207	161	(10,489)
Inventory	(1,470)	3,215	5,524
Prepaid expenses and other current assets	(12,670)	(3,995)	(4,776)
Other assets	(1,546)	(5,799)	(2,011)
Accounts payable	(7,068)	7,631	(8,942)
Operating lease liabilities	(7,376)	(1,556)	(16,784)
Other current liabilities and accrued expenses	23,784	(9,698)	(5,829)
Customer deposits and unearned revenue	(1,866)	(273)	5,070
Net cash (used in) provided by operating activities	(8,590)	48,702	40,876

Investing activities:
Proceeds from the sale of operations, inclusive of proceeds from forward exchange contract of $16.6 million, net of cash sold of $51.1 million	552,210	-	-
Purchase of property and equipment	(32,429)	(92,838)	(77,331)
Purchase of short-term investments	(13,837)	-	(9,986)
Maturities and sales of short-term investments	13,837	9,987	-
Purchase of spectrum licenses and other additions to license costs	-	(6,735)	-
Proceeds from sale-leaseback transaction	-	-	5,814
Other, net	(687)	(4,220)	(4,870)
Net cash provided by (used in) investing activities	519,094	(93,806)	(86,373)

Financing activities:
Payments of debt, including sale-leaseback and EIP receivables financing obligations	(438,807)	(382,526)	(275,075)
Return of capital, net of distribution repaid	(112,967)	-	-
Proceeds from debt	10,000	350,000	346,656
Proceeds from EIP receivables financing obligation	7,290	39,905	12,558
Dividends to noncontrolling interests	-	(5,673)	(11,680)
Debt issuance and modification costs	-	(1,889)	(4,429)
Other, net	(2,778)	(311)	(220)
Net cash (used in) provided by financing activities	(537,262)	(494)	67,810

Net (decrease) increase in cash, cash equivalents and restricted cash	(26,758)	(45,598)	22,313

Cash, cash equivalents and restricted cash, beginning of period	55,010	102,525	78,462

Effect of exchange rate changes	(3,185)	(1,917)	1,750

Cash, cash equivalents and restricted cash, end of period	$25,067	$55,010	$102,525

The accompanying notes are an integral part of these Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
On February 7, 2017, Trilogy International Partners LLC (“Trilogy LLC”), a Washington limited liability company, and Alignvest Acquisition Corporation completed a court approved plan of arrangement (the “Arrangement”) pursuant to an arrangement agreement dated November 1, 2016 (as amended December 20, 2016, the “Arrangement Agreement”). As a result of the Arrangement, Trilogy International Partners Inc. (“TIP Inc.” and together with its consolidated subsidiaries, the “Company”), through a wholly owned subsidiary, obtained a controlling interest in and thus consolidates Trilogy LLC.

The Company historically had two reportable segments, New Zealand and Bolivia. During the second quarter of 2022, the Company completed the sales of its operations in New Zealand and Bolivia, which represented substantially all of the operating activities of the Company’s business. The disposals and comparative historical periods are not presented as discontinued operations since the associated activities represented substantially all of the Company’s net productive assets, business activities and results of operations. Accordingly, they do not meet the definition of a component of an entity that would qualify for discontinued operations presentation because they are not clearly distinguishable from the rest of the entity. Since presentation of discontinued operations is not applicable, the presentation of segment information for New Zealand and Bolivia has been retained.

Unallocated corporate operating expenses, which pertain primarily to corporate administrative functions that supported the segments but were not specifically attributable to or managed by any segment, are presented as a reconciling item between total segment results and consolidated financial results. Additional information relating to our historical reportable segments is included in Note 19 – Segment Information. Below is a brief summary of each of the Company’s historical segments:
New Zealand:
Two Degrees Mobile Limited (“2degrees”) was formed under the laws of New Zealand on February 15, 2001. 2degrees launched commercial operations in 2009 as the third operator in New Zealand. 2degrees provided voice, data and long distance services to its customers over third generation (“3G”) and fourth generation (“4G”) networks. 2degrees maintained inbound visitor roaming and international outbound roaming agreements with various international carriers. 2degrees offered its mobile communications services through both prepaid and postpaid payment plans. In addition, 2degrees offered fixed broadband communications services to residential and enterprise customers. As of December 31, 2022, the 2degrees business had been disposed of and the Company no longer owned or operated the New Zealand segment.
Bolivia:
Empresa de Telecomunicaciones NuevaTel (PCS de Bolivia), S.A. (“NuevaTel”) was formed under the laws of Bolivia in November, 1999 to engage in Personal Communication Systems (“PCS”) operations. NuevaTel was awarded its first PCS license in 1999 and commenced commercial service in November 2000 under the brand name Viva. NuevaTel operated a Global System for Mobile Communications network along with 3G and 4G networks. These networks provided voice and data services, including high-speed Internet, messaging services and application and content downloads. NuevaTel offered its services through both prepaid and postpaid payment plans, although the majority of NuevaTel’s subscribers paid on a prepaid basis. In addition to mobile voice and data services, NuevaTel offered fixed wireless broadband services and public telephony services. NuevaTel’s public telephony service utilized wireless pay telephones located in stores and call centers that were owned and managed by NuevaTel resellers. As of December 31, 2022, the NuevaTel business had been disposed of and the Company no longer owned or operated the Bolivia segment.

See Note 2 – Sale of Operations for additional information regarding the sale of both 2degrees and NuevaTel.

Basis of Presentation and Principles of Consolidation

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates majority-owned subsidiaries over which it exercises control, as well as variable interest entities (“VIEs”) where it is deemed to be the primary beneficiary and thus VIEs are required to be consolidated in our financial statements. All significant intercompany transactions and accounts have been eliminated in consolidation for all periods presented.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Beginning in 2021, we replaced “Wireline” with “Fixed broadband” to describe the revenues and subscribers associated with the Company’s fixed broadband products in New Zealand and Bolivia, which were provided using fixed line or wireless technology. As a result, fixed Long Term Evolution (“LTE”) service revenues were reclassified from Wireless service revenues and were included as a component of Fixed broadband service revenues in our Consolidated Statements of Operations and Comprehensive Income (Loss). This reclassification was applied to all periods presented in these financial statements. Fixed LTE service revenues reclassified to Fixed broadband service revenues were $2.1 million, $5.1 million and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. This change had no impact on total revenues or net loss for any period presented.

All financial results for the year ended December 31, 2022 reflect the results from NuevaTel within the Bolivia segment from January 1, 2022 through May 14, 2022 and from 2degrees within the New Zealand segment from January 1, 2022 through May 19, 2022.

Significant Accounting Policies

Use of Estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the amounts of revenues and expenses reported for the periods presented. Certain estimates require difficult, subjective and complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

Examples of significant estimates include the allowance for doubtful accounts, the useful lives of property and equipment, amortization periods for intangible assets, fair value of financial instruments and equity-based compensation, imputed discount on equipment installment receivables, cost estimates for asset retirement obligations, realizability of deferred income taxes, fair value measurements related to goodwill, spectrum licenses and intangibles, projections used in impairment analysis, evaluation of minimum operating lease terms and the period for recognizing prepaid and postpaid revenues based on breakage.

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the acquisition date or with a variable rate which can be liquidated on demand.

The Company classifies cash as restricted when the cash is unavailable for use in general operations. The Company had no restricted cash as of December 31, 2022 and $1.5 million of restricted cash as of December 31, 2021, consisted primarily of cash restricted to offset current installments of debt.

Balance sheet information related to cash, cash equivalents and restricted cash as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Cash and cash equivalents	$25,067	$53,486
Restricted cash	-	1,524
Total cash, cash equivalents and restricted cash	$25,067	$55,010

Short-term Investments:
The Company’s short-term investments, consisting primarily of U.S. Treasury securities and commercial paper with original maturities of more than three months from the date of purchase, were considered available-for-sale (“AFS”) and reported at fair value. The net unrealized gains and losses on AFS investments were reported as a component of Other comprehensive income or loss. Realized gains and losses on AFS investments were determined using the specific identification method and included in Other, net. Gross unrealized holding gains (losses) were insignificant for the years ended December 31, 2022, 2021 and 2020.

Accounts Receivable, net:
Accounts receivable consisted primarily of amounts billed and due from customers, other wireless service providers, and dealers and were generally unsecured. Following the sale of operations in the second quarter of 2022, there were no accounts receivable as of December 31, 2022.  Local interconnection and telecom cooperative receivables due from other wireless service providers represented $14.9 million of Accounts receivable, net at December 31, 2021. Interconnection receivables and payables were reported on a gross basis in the Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows as there was no legal right to offset these amounts, consistent with the presentation of related interconnection revenues and expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Management made estimates of the uncollectability of its accounts receivable. In determining the adequacy of the allowance for doubtful accounts, management analyzed historical experience and current collection trends, known troubled accounts, receivable aging and current economic trends. The Company wrote off account balances against the allowance for doubtful billed accounts when collection efforts were unsuccessful. Provisions for uncollectible receivables were included in General and administrative expenses. As a result of the sale of operations in the second quarter of 2022, there were no accounts receivable as of December 31, 2022, and, accordingly, no allowance for doubtful accounts as of that date. The allowance for doubtful accounts was $6.3 million as of December 31, 2021.

EIP Receivables:
Prior to the sale of our operations in the second quarter of 2022, 2degrees and NuevaTel offered certain wireless customers the option to pay for their handsets in installments over a period of up to 36 months using an EIP. The amounts recorded as EIP receivables at the end of each period represented EIP receivables for which invoices were not yet generated for the customer (“unbilled”). Invoiced EIP receivables were recorded in the Accounts receivable, net balance, consistent with other outstanding customer trade receivables. In New Zealand, upon initiation of a subscriber’s EIP, 2degrees assessed the credit quality of each EIP applicant. Based on subscribers’ credit quality, subscribers could have been denied an EIP option or be required to participate in a risk mitigation program which included paying a deposit and allowing for automatic payments. In Bolivia, NuevaTel offered installment plans only to subscribers with a low expected delinquency risk based on the Company’s credit analysis and the customer’s income level. All of the Company’s EIP customers were required to make a down payment for a handset. The current portion of EIP receivables was included in Equipment installment plan receivables, net and the long-term portion of EIP receivables was included in Long-term equipment installment plan receivables in our Consolidated Balance Sheets.

At the time of sale of handsets under installment plans, we imputed risk adjusted interest on certain receivables associated with EIPs. We recorded any deferral of this imputed discount as a reduction in EIP receivables, net in our Consolidated Balance Sheets and amortized the deferred amount over the financed device payment term in Non-subscriber international long distance (“ILD”) and other revenues in our Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company established an allowance for EIP receivables to cover probable and reasonably estimated losses. The estimate of allowance for doubtful accounts considered a number of factors, including collection experience, receivable aging, customer credit quality and other qualitative factors including macro-economic factors. The Company monitored the EIP receivable balances and wrote off account balances if collection efforts were unsuccessful and future collection was unlikely. See Note 5 – EIP Receivables for additional information as it relates to the allowance for doubtful accounts specifically attributable to EIP receivables.

In August 2019, 2degrees entered into an EIP receivables secured borrowing arrangement with an intermediary purchasing entity (the “EIP Purchaser”) and financial institutions that lent capital to the EIP Purchaser. The transfer of receivables through this arrangement did not qualify as a sale of financial assets under GAAP and as such was recorded as a secured borrowing. Upon transfer to the EIP Purchaser, the Company did not derecognize the receivables or related allowance for doubtful accounts and unamortized imputed discount. The above summary of EIP receivables accounting policy remained applicable for unbilled EIP receivables sold through this arrangement. For further information, see Note 5 – EIP Receivables.

Inventories:
As a result of the sale of our operations in the second quarter of 2022, there was no inventory as of December 31, 2022. Prior to the sale of operations, inventory consisted primarily of wireless devices and accessories. Cost was determined by the first-in, first-out (“FIFO”) method and the weighted average cost method, which had historically approximated the FIFO method. Subsequent measurement of inventory was determined using the cost and net realizable value test. Net realizable value was determined using the estimated selling price in the ordinary course of business. The Company recorded inventory write-downs to net realizable value for obsolete and slow-moving items based on inventory turnover trends and historical experience.

Handset costs in excess of the revenues generated from handset sales, or handset subsidies, were expensed at the time of sale. The Company did not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision was made at the point of sale and/or because the Company expected to recover the handset subsidies through service revenues.

For certain inventories held by a third-party distribution and logistics company located in New Zealand, the Company recorded inventories in our Consolidated Balance Sheets, with a corresponding increase to Other current liabilities and accrued expenses. The third-party distribution and logistics company purchased the inventory from various equipment manufacturers on behalf of and at the direction of 2degrees, with 2degrees specifying the purchase price, timing of purchase, and type and quantity of handsets. Therefore, the Company recorded the inventory once risk of loss was assumed in connection with the transfer from the manufacturers to the third-party distribution and logistics company.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Property and Equipment:
Property and equipment was recorded at cost or fair value for assets acquired as part of business combinations, and depreciation was calculated on a straight-line method over the estimated useful lives of the assets. Estimated useful lives were generally as follows: (i) buildings 40 years; (ii) wireless communications systems from 2 to 20 years; and (iii) furniture, equipment, vehicles and software from 2 to 17 years. Leasehold improvements were recorded at cost and depreciated over the lesser of the term of the lease or the estimated useful life. Costs of additions and major replacements and improvements were capitalized. Repair and maintenance expenditures which did not enhance the asset’s functionality or extend the asset’s useful life were charged to operating expenses as incurred. Construction costs, labor and overhead incurred in the expansion or enhancement of the Company’s networks were capitalized. Capitalization commenced with pre-construction period administrative and technical activities, which might have included obtaining leases, zoning approvals and building permits, and ceased when the asset was ready for its intended use and placed in service. Upon sale or retirement of an asset, the related costs and accumulated depreciation were removed from the balance sheet accounts and any gain or loss was recognized. Assets under construction were not depreciated until placed in service.

Interest expense incurred during the construction phase of the Company’s wireless networks was capitalized as part of property and equipment until assets were placed into service. Capitalized interest costs were amortized over the estimated useful lives of the related assets. Capitalized interest for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.9 million and $0.8 million, respectively.

The Company capitalized certain costs incurred in connection with developing or acquiring internal use software. Capitalization of software costs commenced once selection of a specific software project had been made and the Company approved and committed to funding the project. Capitalized costs included direct development costs associated with internal use software, including internal direct labor costs and external costs of materials and services. Capitalized software costs were included in Property and equipment, net and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project stage, as well as maintenance and training costs, were expensed as incurred.

The Company recorded an asset retirement obligation (“ARO”) for the fair value of obligations associated with the retirement of tangible long-lived assets and recorded a corresponding increase in the carrying amount of the related asset in the period in which the obligation was incurred. These obligations primarily pertained to the Company’s obligations related to network infrastructure, principally tower and related assets, and included obligations to remediate leased land on which the Company’s network infrastructure assets were located. The liability was accreted to its present value each period, and the capitalized cost was depreciated over the estimated useful life of the related asset. Upon settlement of the liability, any difference between the recorded ARO liability and the actual retirement costs incurred was recognized as an operating gain or loss in the Consolidated Statement of Operations and Comprehensive Income (Loss).

The significant assumptions used in estimating the ARO included the following: a probability that the Company’s leases with ARO will be remediated at the lessor’s directive; expected settlement dates that coincided with lease expiration dates plus estimated lease extensions; remediation costs that were indicative of what third-party vendors would charge the Company to remediate the sites; expected inflation rates that were consistent with historical inflation rates; and credit-adjusted risk-free interest rates which approximated the Company’s incremental borrowing rates.

Leases (effective January 1, 2020):
Prior to our sale of our operations in the second quarter of 2022, we leased cell sites, retail stores, offices, vehicles, equipment and other assets from third parties under operating and finance leases. We determined whether a contract was a lease or contained a lease at contract inception, and this assessment required judgment including consideration of factors such as whether we obtained substantially all of the rights to the underlying assets and whether we had the ability to direct the use of the related assets. Right-of-use (“ROU”) assets represented our right to use an underlying asset for the lease term and the lease liability represented our obligation to make payments arising from the lease. Lease liabilities were recognized at commencement date based on the present value of the remaining lease payments over the lease term. As the rates implicit in our leases were not readily determinable, our incremental borrowing rate was used in calculating the present value of the sum of the lease payments, and determining the borrowing rate used for discounting these payments required judgment. ROU assets were recognized at commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives, or initial direct costs. The incremental borrowing rate was determined using a portfolio approach based on the rate of interest that would be paid to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We used an unsecured borrowing rate and risk adjusted that rate to approximate a collateralized rate for each geographic region in which we conducted business. Our typical lease arrangement included a non-cancellable term with renewal options for varying terms depending on the nature of the lease. We included the renewal options that were reasonably certain to be exercised as part of the lease term, and this assessment was also an area of judgment. For cell site locations, optional renewals were included in the lease term based on the date the sites were placed in service and to the extent that renewals were reasonably certain based on the age and duration of the sites. For other leases, renewal options were typically not considered to be reasonably certain to be exercised.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
We had certain lease arrangements with non-lease components that related to the lease components, primarily consisting of maintenance and utility costs that were paid to the lessor. Non-lease components and the lease components to which they relate were accounted for together as a single lease component for all asset classes. Certain leases contained escalation clauses or payment of executory costs such as taxes, utilities and maintenance. We recognized lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether lease payments were fixed or variable.

License Costs and Other Intangible Assets:
Prior to our sale of our operations in the second quarter of 2022, intangible assets consisted primarily of wireless spectrum licenses in foreign markets, tradenames and subscriber relationships. License costs primarily represented costs incurred to acquire wireless spectrum licenses in foreign markets, which were recorded at cost, and the value attributed to wireless spectrum licenses acquired in business combinations. Amortization began with the commencement of service to customers. The license costs were amortized using the straight-line method over 7 to 20 years, corresponding to the expiration dates of the licenses as issued by the applicable regulators. Licenses, subject to certain conditions, were usually renewable and were generally non-exclusive. However, management generally did not consider renewal periods when determining the useful life of a license since there was no certainty that a license would be renewed without significant cost (or at no cost).

Subscriber relationships were acquired as part of the acquisition in New Zealand of our fixed broadband communications services provider, Snap Limited, in 2015 and related to established relationships with residential and enterprise customers through contracts for fixed broadband services. Subscriber relationships were amortized over the estimated useful life of 7 years using an accelerated method, which management believed best reflected the estimated pattern in which the economic benefits of the assets would be consumed.

Impairment of Long-Lived Assets:
The Company evaluated its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset group might not be recoverable. Asset groups were determined at the lowest level for which identifiable cash flows were largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of a long-lived asset group was not fully recoverable and exceeded its fair value, an impairment loss was recognized equal to the excess of the asset group’s carrying value over the estimated fair value. We determined fair value by using a combination of comparable market values, estimated future discounted cash flows and appraisals, as appropriate.

The Company tested the long-lived assets of NuevaTel in the third quarter of 2021 for impairment and recorded an impairment charge in the amount of $113.8 million for the year ended December 31, 2021. The impairment was allocated to long-lived assets in the following amounts: $42.2 million to property and equipment, $48.5 million to operating lease right-of-use assets, $18.8 million to license costs and other intangible assets, and $4.3 million to other assets. These impairment charges were included in Impairment of long-lived assets in our Consolidated Statements of Operations and Comprehensive Income (Loss). The pre-tax impairment charge resulted in a $28.5 million deferred tax asset which was offset by a full valuation allowance, and a $5.2 million tax benefit as a result of the reduction to the Company’s deferred tax liability for NuevaTel’s unrepatriated earnings. There were no events or changes in circumstances that indicated impairment should be recorded for long-lived assets for the fiscal years ended December 31, 2022 and 2020.

Goodwill:
Goodwill is the excess of the cost of an acquisition of businesses over the fair value of the net identifiable assets acquired as of the acquisition date. The Company reviewed goodwill for potential impairment annually as of November 30 and also during interim periods if events or changes in circumstances indicated the occurrence of a triggering event. As a result of the sale of operations in the second quarter of 2022, there was no goodwill as of December 31, 2022.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
When assessing goodwill for impairment, when deemed appropriate, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount as a basis for determining whether it was necessary to perform the goodwill impairment test. If we did not perform this qualitative assessment, or if the qualitative assessment indicated it was more likely than not that the fair value of the single reporting unit was less than its carrying amount, we tested goodwill for impairment. If the Company determined the fair value of the reporting unit was less than its carrying amount, a goodwill impairment loss was recognized for the difference. Determining the fair value of a reporting unit involved the use of significant estimates and assumptions. Generally fair value was determined by a multiple of earnings based on the guideline publicly traded business method or on discounting projected future cash flows based on management’s expectations of the current and future operating environment. There were no goodwill impairment charges required for any periods presented.

Cloud computing arrangements that are service contracts:
The Company entered into hosted cloud computing arrangements that were considered to be service contracts and deferred certain development costs related to implementing the cloud computing arrangements. As of December 31, 2022, there were no deferred implementation costs. As of December 31, 2021, the Company had net deferred implementation costs of $9.7 million, which were primarily included in Other assets. A portion of the deferred balance related to the implementation of a new enterprise resource planning system at 2degrees, which replaced certain of its existing core financial systems.

The Company amortized the implementation costs over the service contract period of the hosting arrangement. Amortization expense for the implementation costs was $0.7 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively, and was included within General and administrative expenses. Amortization expense for the implementation costs was not significant for the year ended December 31, 2020.

Derivative Instruments and Hedging Activities:
We employ risk management strategies, which may include the use of interest rate swaps, cross-currency swaps and forward exchange contracts. We do not hold or enter into derivative instruments for trading or speculative purposes.

Derivatives are recognized in the Consolidated Balance Sheets at fair value. Changes in the fair values of derivative instruments designated as “cash flow” hedges are recorded, to the extent the hedges are highly effective, in Other comprehensive income (loss). Derivative instruments not qualifying for hedge accounting or ineffective portions of cash flow hedges, if any, are recognized in current period earnings. The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively. As of December 31, 2022 and 2021, no derivative instruments were designated for hedge accounting.

Fair Value Measurements:
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

Warrant Liability:
As of February 7, 2017, the date of consummation of the Arrangement, TIP Inc.’s issued warrants and the then outstanding warrants were recorded as a liability, as the warrants were written options that were not indexed to common shares of TIP Inc. (the “Common Shares”). The warrant liability was recorded in Other current liabilities and accrued expenses in the Company’s Consolidated Balance Sheets. The offsetting impact was reflected in Accumulated deficit as a result of the reduction of Additional paid in capital to zero with the allocation of opening equity due to the Arrangement. The warrants expired unexercised on February 7, 2022 and were no longer outstanding as of December 31, 2022. The amount of the warrant liability was $0.1 million as of December 31, 2021. Any change in fair value of these warrants due to a change in their price during the reporting period was recorded as Change in fair value of warrant liability in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the warrant liability was determined each period by utilizing the number of warrants outstanding and the closing trading value of the warrants as of the reporting date. The change in fair value of the warrant liability was insignificant for the years ended December 31, 2022, 2021 and 2020. Additionally, there were immaterial changes in the warrant liability during the periods due to changes in the exchange rate between the Canadian dollar (the currency in which the warrants are denominated) and United States dollar.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Required Distributions:
Prior to the redemption in October 2021 of Trilogy LLC Class C Units (the “Class C Units”), Trilogy LLC was required to make quarterly distributions to its members on a pro rata basis in accordance with each member’s ownership interest in amounts sufficient to permit members to pay the tax liabilities resulting from allocations of income tax items from Trilogy LLC. Trilogy LLC was in a net taxable loss position for the periods prior to the redemption; therefore, no tax distributions were made to its members related to those tax years. See Note 11 – Equity.

Revenue Recognition:
Prior to the sale of our operations in the second quarter of 2022, the Company derived its revenues primarily from wireless services, fixed broadband services and equipment sales. Revenues were recognized when control of the services and equipment was transferred to our customers in an amount that reflected the consideration we expected to be entitled to in exchange for those services. The Company’s revenue recognition policy follows guidance from Revenue from Contracts with Customers (“Topic 606”).

The Company determined revenue recognition through the following five-step framework:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in each contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in each contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

Significant Judgments
The most significant judgments affecting the amount and timing of revenue from contracts with our customers included the following items:

•	The assessment of legally enforceable rights and obligations involved judgment and impacted our determination of contractual term, transaction price and related disclosures;
•
Our products were generally sold with a right of return, which was accounted for as variable consideration when estimating the amount of revenue to recognize. Expected device returns were estimated based on historical experience;

•	Identifying distinct performance obligations within our service plans;
•	For contracts that involved more than one product or service (or multiple performance obligations), determining the standalone selling price for each product or service (or performance obligation);
•	Determining costs that we incurred to obtain or fulfill a contract; and
•	For capitalized contract costs, determining the amortization period as well as assessing the indicators of impairment.

Wireless Services and Related Equipment
The Company entered into contracts with consumer and business customers for postpaid wireless services, prepaid wireless services and wireless equipment. Customers may have elected to purchase wireless services or equipment separately or together. For wireless service and wireless equipment contracts entered into within a short period of time, we followed the contract combination guidance and assessed the contracts as a single arrangement. The Company generated wireless services revenues from providing access to, and usage of, our wireless communications network. Performance obligations included in a typical wireless service contract with a customer included data, voice and text message services. We recognized revenue using an output method, either as the services were used or as time elapsed if doing so reflected the pattern by which we satisfied our performance obligation through the transfer of the service to the customer. Wireless monthly service contracts were billed monthly either in advance or arrears based on a fixed fee.

Prepaid wireless services sold to customers were recorded as deferred revenue prior to the services being provided to the customer or expiration of the obligation to provide the services. When prepaid service credits were not subject to expiration or had not yet expired, the Company estimated breakage (cash consideration received for prepaid services but never expected to be redeemed by customers) based upon historical usage trends. The Company’s policy was to recognize revenue for estimated breakage in proportion to the patterns exercised by the customer.

Postpaid monthly wireless services sold to customers were billed monthly in arrears. Postpaid wireless customer contracts were generally either month-to-month and cancellable at any time (i.e., open term) or contained terms greater than one month (under a fixed-term plan). Service contracts that exceeded one month were generally two years or less. The transaction prices allocated to service performance obligations that were not satisfied or were partially satisfied as of the end of the reporting period were generally related to our fixed-term plans. For postpaid plans where monthly usage exceeded the allowance, the overage usage represented an option held by the customer for incremental services and the usage-based fee was recognized when the customer exercised the option (typically on a month-to-month basis).

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
We also generated revenues from the sale of wireless equipment to consumer and business subscribers. Performance obligations associated with a typical wireless equipment contract with a customer included handset and accessory equipment. We recognized revenue at a point in time when the device or accessory was delivered to the customer.

We offered certain postpaid customers the option to pay for devices and accessories in installments using an EIP. We assessed this payment structure and concluded that there was a financing component related to the EIP. However, we determined that the financing component for certain direct channel customer classes in the postpaid wireless plans was not significant and therefore we did not record interest income over the repayment period for these customer transactions.

Fixed broadband Services and Related Equipment
We entered into fixed broadband arrangements with consumer and business subscribers. Fixed broadband service performance obligations included broadband internet services and voice services. We recognized revenue using an output method, as time elapsed, because it reflected the pattern by which we satisfied our performance obligation through the transfer of service to the customer. Broadband arrangements were billed monthly. Performance obligations included in a typical fixed broadband contract, as defined by Topic 606, included modem equipment, when sold, and telephone equipment. For these sales, we recognized revenue when the device or accessory was delivered to the customer. We also entered into agreements with subscribers in which we owned customer premises equipment, including modems, and leased such equipment to subscribers. For these agreements, the modem equipment was not considered a performance obligation subject to Topic 606 guidance, rather it was a lease component of the contract and was accounted for under the applicable leasing guidance. The lease revenues associated with these agreements were included in Fixed broadband service revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss) and were not significant for the periods presented.

We entered into managed service arrangements with large enterprises and governments. Fixed broadband service performance obligations associated with managed service arrangements included managed network services, internet services and voice services. We recognized revenue using an output method, as time elapsed, because it reflected the pattern by which we satisfied our performance obligation through the transfer of service to the customer. Fixed broadband service contracts were billed monthly. In the context of our managed service arrangements, we provided customers with the use of modem and networking equipment to facilitate the internet and networking services. We had determined that as part of managed service arrangements for our New Zealand business, equipment was provided to the customer only to enable the customer to consume the service. At the end of the contract term, the customer was required to return the equipment to enable it to be used by other customers.

Fixed broadband customer contracts were generally either month-to-month and cancellable at any time (i.e., open term) or contained terms greater than one month (typically under a fixed-term plan or within managed services arrangements). Service contracts that exceeded one month were generally three years or less. The transaction prices allocated to service performance obligations that were not satisfied or were partially satisfied as of the end of the reporting period were generally related to our fixed-term plans.

Equipment
In addition to selling equipment in connection with wireless and fixed broadband service contracts, as discussed above, we also sold equipment on a standalone basis to dealers and resellers for a fixed fee. The performance obligations included handset and accessory equipment. We recognized revenue when the handset or accessory was delivered to the dealer or reseller as the dealer and reseller was our customer. At the time of delivery, the customer acquired legal title, as physical possession and risks and rewards of ownership transferred to the customer with no additional conditions to customer acceptance.

Interconnection
Interconnection revenues were generated when calls from other operators terminated in the Company’s networks and were recognized in the period the termination occurred.

Transaction Price and Allocations
We elected to utilize a practical expedient and account for shipping and handling activities that occurred after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. We established provisions for estimated device returns based on historical experience.

We assessed whether the amounts due under our contracts were probable of collection. For those not probable of collection, we did not recognize revenue until the contract was completed and cash was received. Collectability was re-assessed when there was a significant change in facts or circumstances.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Consideration payable to a customer was treated as a reduction of the total transaction price, unless the payment was in exchange for a distinct good or service, such as certain commissions paid to dealers. As an accounting policy election, we excluded from the measurement of the transaction price all taxes assessed by a governmental authority that were both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (for example, sales, use, value added and some excise taxes).

In some circumstances, we have offered a right of return on our products for a short time period after a sale. These rights were accounted for as variable consideration when determining the transaction price and, accordingly, we recognized revenue based on the estimated amount to which we expected to be entitled net of expected returns. Returns and credits were estimated at contract inception based on historical experience with similar classes of customers and updated at the end of each reporting period as additional information became available.

Transaction price was allocated to each performance obligation based on its relative standalone selling price (“SSP”). SSP was the price for which we would sell the good or service on a standalone basis without a promotional discount. Judgment was required to determine the SSP for each distinct performance obligation. In instances where SSP was not directly observable, such as when we did not sell the product or service separately, we determined the SSP using information that included market conditions, costs plus a margin and other observable inputs.

Warranties and Indemnifications
The Company’s equipment was typically provided with an assurance-type warranty that it would perform in accordance with the Company’s on-line documentation under normal use and circumstances. The Company included a service level commitment to its customers, typically regarding certain levels of uptime reliability and performance and if the Company failed to meet those levels, customers could receive credits and, in some cases, terminate their relationship with the Company. The Company did not have a material amount of credits issued or customers terminate as a result of such commitments.

Contract Modifications
Our service contracts allowed customers to modify their contracts without incurring penalties in many cases. Each time a contract was modified we evaluated the change in scope or price of the contract to determine if the modification should have been treated as a separate contract, if there was a termination of the existing contract and creation of a new contract, or if the modification should have been considered a change associated with the existing contract. We typically did not have significant impacts from contract modifications.

Advertising Costs:
The Company expensed the cost of advertising as incurred. Advertising expense for the years ended December 31, 2022, 2021 and 2020 were $4.8 million, $19.7 million and $16.8 million, respectively.

Defined Contribution Plan:
The Company has a defined contribution plan whereby participants may contribute a portion of their eligible pay to the plan through payroll withholdings. The Company provides matching contributions based on the amount of eligible compensation contributed by the employees. Total contributions by the Company were $0.1 million for each of the years ended December 31, 2022, 2021 and 2020.

Equity-Based Compensation:
The Company measured compensation costs for all equity-based payment awards made to employees based on the estimated fair values at the either the grant date for equity classified awards or quarterly for liability classified awards. Such compensation costs were recognized as an expense over the requisite service period, which was generally the vesting period of the award, net of forfeitures when they occur.

Net (Loss) Earnings Per Share (“EPS”):
EPS is calculated using the two-class method, which is an earnings allocation method that determines earnings per share for Common Shares and participating securities. The Company has one class of common stock; however, Class C Units held by Trilogy LLC members (a former noncontrolling interest in Trilogy LLC) were treated as participating securities for purposes of calculating EPS and a two-class method security due to their pro-rata rights to dividends and earnings.
Basic (loss)/income per share (“Basic EPS”) is computed by dividing net (loss)/income, less net (loss)/income available to participating securities, by the basic weighted average Common Shares outstanding.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Diluted (loss)/income per share (“Diluted EPS”) is calculated by dividing attributable net income/(loss) by the weighted average number of Common Shares plus the effect of potential dilutive Common Shares outstanding during the period. Diluted EPS excludes all potentially dilutive units if the effect of their inclusion is anti-dilutive, the attributable service condition was not met, or if the underlying potentially dilutive units are out-of-the-money.

Foreign Currency Remeasurement and Translation:
The functional currency for our Bolivian operation was the U.S. dollar and for our New Zealand operation was the New Zealand dollar, since the majority of the revenues and expenses in those operations were denominated in those currencies. However, portions of the revenues earned and expenses incurred by our subsidiaries were denominated in currencies other than their functional currency. Transactions that involve such other currencies were remeasured into the functional currency based on a combination of both current and historical exchange rates. All foreign currency asset and liability amounts were remeasured at end-of-period exchange rates, except for nonmonetary items, which were remeasured at historical rates. Foreign currency income and expense were remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts which were remeasured at historical rates. Gains and losses from remeasurement of foreign currency transactions into the functional currency were included in Other, net in our Consolidated Statements of Operations in the period in which they occurred.

Our reporting currency is the U.S. dollar. Thus, assets and liabilities from our New Zealand operation were translated from the New Zealand dollar into the U.S. dollar at the exchange rate on the balance sheet date while revenues and expenses were translated at the average exchange rate in the month they occurred. Gains and losses from the translation of our New Zealand operation’s financial statements into U.S. dollars were included in Accumulated other comprehensive income in our Consolidated Balance Sheets.

Income Taxes:
For our taxable subsidiaries, we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognized deferred tax assets to the extent that we believed that these assets were more likely than not to be realized. In making such a determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance was recorded when it was more likely than not that some portion or all of a deferred tax asset would not be realized. When a valuation allowance had previously been recorded and we determined that we expected to be able to realize our deferred tax assets in the future in excess of their net recorded amount, we adjusted the deferred tax asset valuation allowance, which reduced the provision for income taxes. During 2020, management recorded a full valuation allowance against NuevaTel’s beginning of year net deferred tax assets as management concluded that NuevaTel’s deferred tax assets were no longer more likely than not to be realized.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we record the largest amount of tax benefit to meet such threshold.

We recognize interest and penalties related to unrecognized tax benefits in the Other, net line in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets.

Concentrations:
The Company’s revenues were attributable to our international operations. The Company’s historical operations were subject to various political, economic, and other risks and uncertainties inherent in the countries in which the Company operated prior to disposal. Among other risks, the Company’s former subsidiaries were subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. For key financial information of our former subsidiaries in New Zealand and Bolivia, see Note 19 – Segment Information.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Accounting Pronouncements Adopted During the Current Year:
As the Company was previously an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, the Company deferred adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. The Company used the extended transition period while it continued to be subject to the emerging growth company guidelines. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who have adopted these new or revised accounting standards that are applicable to public companies. On December 31, 2022, the Company ceased to be an emerging growth company. However, as long as the aggregate value of the Common Shares held by non-affiliates remains less than $75 million as of the end of its most recent second fiscal quarter, the Company will qualify as a “smaller reporting company” as well as a “non-accelerated filer” eligible for relief from certain disclosure and reporting requirements. As of the applicable measurement date, June 30, 2022, the Company’s float was substantially less than $75 million. Therefore, the Company is eligible to report as a “smaller reporting company”.
In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information concerning the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. This new standard became effective for all entities with fiscal years beginning after December 15, 2021 and only impacted annual financial statement footnote disclosures. With the sale of operations in the second quarter of 2022, the adoption of this standard did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards:
In June 2016, the FASB issued ASU 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for companies that file under private company guidelines, the credit loss standard took effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. Early adoption was permitted for all entities for fiscal years beginning after December 15, 2018. We intend to adopt this standard on the date it becomes applicable to private companies. With the sale of operations in the second quarter of 2022, the adoption of this credit loss standard is not expected to have a material effect on our consolidated financial statements.

NOTE 2 – SALE OF OPERATIONS

2degrees – New Zealand Segment

On December 31, 2021, the shareholders of 2degrees, including the Company, entered into a purchase agreement (the “Purchase Agreement”) with Voyage Digital (NZ) Limited (“Voyage Digital”) to sell all of their equity interests in 2degrees (the “2degrees Sale”). On a cash free debt free basis, the purchase price for 100% of the 2degrees shares (including employee options that converted into shares in connection with the sale) represented an equity value of $1.315 billion NZD, subject to adjustments at closing for specific costs or payments by 2degrees between signing and closing.  The Company’s ownership interest in 2degrees was 73.2%. On March 15, 2022, the Company determined that the 2degrees business met the criteria to be classified as held for sale. Therefore, the Company ceased recording depreciation and amortization on the applicable and relevant 2degrees non-current tangible and intangible assets on such date, in accordance with Accounting Standards Codification (“ASC”) 360-10, Impairment and Disposal of Long-Lived Assets (“ASC 360-10”).

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
On May 19, 2022, the Company completed the sale of its 73.2% interest in 2degrees. For its ownership interest in 2degrees, the Company’s share of the total consideration was $930 million NZD (approximately $601 million based on the exchange rate on the date the consideration was received), net of $33 million NZD ($21 million) of closing adjustments, including transaction advisory fees, along with payments to satisfy the outstanding 2degrees option pool. Approximately $22 million NZD of the consideration paid by Voyage Digital for the Company’s 2degrees shares is being held in escrow as recourse for potential indemnification claims that may arise under the Purchase Agreement. The amount in escrow represents a consideration receivable and is included in Sale proceeds held in escrow within current assets in the Company’s Consolidated Balance Sheet as it is currently considered to be probable that the amount will be received in full at the conclusion of the escrow period. The escrowed proceeds are scheduled to be released in May 2023. The amount of escrow proceeds that will ultimately be received will depend upon whether any indemnification obligations arise under the Purchase Agreement, and the receivable will be monitored for potential impairment over time as facts and circumstances evolve. Upon closing of the 2degrees Sale, the Company recognized a net gain of $443.3 million, inclusive of changes in the NZD to USD foreign currency exchange rate between the funding and settlement of sale proceeds, which is included in (Gain) on sale of operations and loss (gain) on disposal of assets in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, the amount in escrow is denominated in NZD and the change in such amount in the year ended December 31, 2022 is primarily due to a change in the exchange rate at the end of the period. This change was immaterial and included in Other, net in our Consolidated Statements of Operations and Comprehensive Income (Loss).

The table below presents a computation of the gain on sale of 2degrees based on the derecognition of 2degrees’s net assets:

As of May 19, 2022

Current assets:
Cash, cash equivalents and restricted cash	$39,090
Accounts receivable, net	37,876
EIP receivables, net	35,245
Inventory	10,222
Prepaid expenses and other current assets	29,097
Total current assets	151,530

Property and equipment, net	261,894
Operating lease right-of-use assets, net	62,758
License costs, goodwill and other intangible assets, net	33,118
Long-term EIP receivables	31,053
Deferred income taxes	21,882
Other assets	37,232
Total assets	$599,467

Current liabilities:
Accounts payable	$4,231
Construction accounts payable	11,750
Current portion of debt and financing lease liabilities	205,493
Customer deposits and unearned revenue	20,611
Short-term operating lease liabilities	8,338
Other current liabilities and accrued expenses	64,787
Total current liabilities	315,210

Long-term debt and financing lease liabilities	395
Non-current operating lease liabilities	68,172
Other non-current liabilities	18,327
Total liabilities	$402,104

Net assets sold	$197,363

Net consideration	$600,723
Less: Net assets sold	(197,363)
Carrying amount of noncontrolling interests	42,709
Accumulated other comprehensive loss attributable to TIP Inc.	(2,818)
Gain on sale of 2degrees operation	$443,251

As of May 19, 2022, the Company deconsolidated the net assets of 2degrees and recorded the related gain on sale. Income before income taxes for the New Zealand segment was $35.4 million, $42.5 million and $25.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. New Zealand segment income before income taxes attributable to TIP Inc. was $25.9 million, $24.5 million and $12.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
In connection with the closing of the 2degrees Sale, the Company settled its forward exchange contract related to a portion of the sale proceeds. See Note 9 – Derivative Financial Instruments for additional information.  Upon closing of the 2degrees Sale, the Company also used a portion of the proceeds to prepay approximately $450 million in aggregate outstanding indebtedness and accrued interest under its subsidiary’s 8.875% senior secured notes due 2023 and 10% promissory notes due 2023, as well as the Company’s 13.5% bridge loans due 2023. As a result of these prepayments, the Company had no remaining indebtedness outstanding. See Note 8 – Debt for additional information on the prepayments of debt. The remaining amount of proceeds was used to fund a shareholder cash distribution made in June 2022 and provide a cash reserve for remaining Company operations.  See Note 11 – Equity for additional information regarding the cash distribution.

NuevaTel – Bolivia Segment

On March 28, 2022, the Company entered into a purchase agreement with Balesia Technologies, Inc. (“Balesia”) to sell its 71.5% equity interest in NuevaTel (the “NuevaTel Transaction”). As of March 28, 2022, the Company also determined that the NuevaTel business met the criteria to be classified as held for sale. Therefore, the Company ceased recording depreciation and amortization on the applicable and relevant NuevaTel non-current tangible and intangible assets on such date, in accordance with ASC 360-10.

On May 14, 2022, Balesia closed the NuevaTel Transaction with the Company. Proceeds received related to the NuevaTel Transaction were of a nominal amount, and the Company recorded a net gain of $14.5 million, which is included in (Gain) on sale of operations and loss (gain) on disposal of assets in our Consolidated Statements of Operations and Comprehensive Income (Loss).

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
The table below presents a computation of the gain on sale of NuevaTel based on the derecognition of NuevaTel’s net assets:

As of May 14, 2022

Current assets:
Cash, cash equivalents and restricted cash	$11,944
Accounts receivable and EIP receivables, net	24,486
Inventory	1,497
Prepaid expenses and other current assets	12,041
Total current assets	49,968

Property and equipment, net	38,092
Operating lease right-of-use assets, net	50,612
License costs and other intangible assets, net	33,700
Other assets	6,356
Total assets	$178,728

Current liabilities:
Accounts payable	$17,110
Construction accounts payable	2,275
Current portion of debt and financing lease liabilities	23,989
Customer deposits and unearned revenue	1,922
Short-term operating lease liabilities	10,555
Other current liabilities and accrued expenses	42,031
Total current liabilities	97,882

Long-term debt and financing lease liabilities	8,190
Non-current operating lease liabilities	89,210
Other non-current liabilities	4,646
Total liabilities	$199,928

Net liabilities sold	$(21,200)

Net consideration	$-
Add: Net liabilities sold	21,200
Carrying amount of noncontrolling interests	(6,746)
Gain on sale of NuevaTel operation	$14,454

As of May 14, 2022, the Company deconsolidated the net assets of NuevaTel.  Loss before income taxes for the Bolivia segment was $9.5 million, $149.3 million and $35.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Bolivia segment loss before income taxes attributable to TIP Inc. was $6.8 million, $100.2 million and $17.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Presentation of activities, acceleration of equity compensation vesting, and tax impacts of transactions

The 2degrees Sale and NuevaTel Transaction were not presented as discontinued operations as of and for the period ended December 31, 2022 or for the comparative historical periods, since the associated activities represented substantially all of the Company’s net productive assets, business activities and results of operations. Accordingly, they do not meet the definition of a component of an entity that would qualify for discontinued operations presentation because they are not clearly distinguishable from the rest of the entity.

In addition to transaction fees that reduced sale proceeds and were reflected within the 2degrees Sale and NuevaTel Transaction net gain amounts, approximately $2 million of professional service fees were expensed as incurred during the year ended December 31, 2022. These expenses were included in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). No transaction costs relating to the 2degrees Sale or the NuevaTel Transaction were incurred during the years ended December 31, 2021 and 2020.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
In connection with the 2degrees Sale, the Company accelerated the vesting of all outstanding restricted share units (“RSUs” or “Awards”) issued to certain officers and employees under TIP Inc.’s restricted share unit plan and settled the deferred share units (“DSUs”) issued to directors of TIP Inc. under its deferred share unit plan. The RSUs vested immediately prior to the closing of the 2degrees Sale, on May 19, 2022. As a result of the change in vesting period, $3.0 million of unrecognized equity-based compensation expense was recognized in the second quarter of 2022. Additionally, in connection with the 2degrees Sale, 25.7 million vested 2degrees service-based share options, which were outstanding prior to the 2degrees Sale, were deemed exercised with resulting shares of 2degrees acquired by Voyage Digital as part of the purchase of all outstanding equity of 2degrees. The exercise of options and acquisition of resulting shares of 2degrees were executed in accordance with the existing terms of the 2degrees option plans. The Company also recorded $6.5 million in severance benefits in 2022 within General and administrative expenses. Accrued severance costs were $5.1 million as of December 31, 2022 and represent the amount expected to be paid in 2023.

The income tax effect of the financial statement gains realized from the 2degrees Sale and NuevaTel Transaction was entirely offset by the reversal of the deductible outside basis difference attributable to the Company’s investments in 2degrees and NuevaTel. Given that the deferred tax assets were historically offset with a full valuation allowance, there was no net income tax impact. Proceeds received in the 2degrees Sale and NuevaTel Transaction did not exceed the Company’s tax basis in its investments in 2degrees and NuevaTel, resulting in no current tax payable. As of December 31, 2022, the Company’s deferred tax assets principally consisted of capital and operating loss carryforwards, which are significant, offset by a full valuation allowance.

NOTE 3 – PROPERTY AND EQUIPMENT

	As of December 31, 2022	As of December 31, 2021

Land, buildings and improvements	$391	$14,381
Wireless communication systems	-	536,986
Furniture, equipment, vehicles and software	2,207	172,534
Construction in progress	-	58,046
	2,598	781,947
Less: accumulated depreciation	(2,586)	(474,862)
Property and equipment, net	$12	$307,085

Depreciation expense was $15.9 million, $95.0 million and $93.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Advances to equipment vendors were included in Other assets and totaled $2.6 million as of December 31, 2021. There were no advances to equipment vendors as of December 31, 2022.

In 2021, the Company recorded an impairment to Property and equipment, net of $42.2 million and removed previously recorded accumulated depreciation against the related asset cost balance for the impaired asset categories. See Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

In February 2019, NuevaTel entered into an agreement, which was subsequently amended, to sell and leaseback up to 651 network towers. Three closings for a total of 574 towers were completed in 2019 for aggregate cash consideration of $89.5 million. In July 2020, NuevaTel completed the fourth and final closing of 34 towers for additional cash consideration of $5.8 million. In total, 608 towers were sold for total cash consideration of $95.3 million. The $5.8 million of proceeds received during the year ended December 31, 2020 were recognized in the Consolidated Statement of Cash Flows as Proceeds from sale-leaseback transaction within investing activities. In addition, a gain of $5.6 million was recognized in Loss (gain) on disposal of assets and sale-leaseback transaction for the year ended December 31, 2020. The Company had $4.2 million of financing obligations outstanding as of December 31, 2021, as certain towers included in the transaction did not meet the criteria for sale-leaseback accounting due to continuing involvement by NuevaTel. In connection with the adoption of ASU 2016-02 “Leases (Topic 842)” (the “new lease standard”), these unrecognized sale-leaseback transactions were reassessed, and certain towers qualified for sale-leaseback accounting under the new lease standard. The amounts related to the towers that qualified for sale-leaseback accounting were removed from the tower financing obligations and recognized as a sale-leaseback as of January 1, 2020.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
As of December 31, 2019, the Company had an outstanding balance of deferred gain of $55.1 million for the towers that qualified as a sale-leaseback, of which $1.0 million were capital leases and the remaining were operating leases based on a lease-by-lease accounting evaluation. In connection with the adoption of the new lease standard, the deferred gain was recognized to Accumulated deficit and Noncontrolling interests as of January 1, 2020. See Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies for further information on the impact of the adoption of the new lease standard.

AROs were primarily recorded for the Company’s legal obligations to remediate leased property on which the Company’s network infrastructure and related assets were located. The AROs were recorded in Other non-current liabilities with a corresponding amount in Property and equipment, net. There were no AROs as of December 31, 2022. The activity in the AROs was as follows:

	Years Ended December 31,
	2022	2021
Beginning balance	$22,158	$23,593
Revisions in estimated cash flows	-	(2,011)
Additional accruals	251	126
Foreign currency translation	(1,206)	(1,084)
Accretion	550	1,773
Disposals	-	(239)
Sale of operations	(21,753)	-
Ending balance	$-	$22,158

The Company performed a review of its ARO liability annually, resulting in revisions in estimated cash flows for certain years. During the year ended December 31, 2022, there were no revisions in estimated cash flows. During the year ended December 31, 2021, the revisions in estimated cash flows resulted in a net decrease in the ARO liability and corresponding assets, net of accumulated depreciation of $2.0 million.

The corresponding assets, net of accumulated depreciation, related to AROs were zero and $2.3 million as of December 31, 2022 and 2021, respectively.

Supplemental Cash Flow Disclosure:
The Company did not acquire property and equipment using current and long-term debt during the year ended December 31, 2022. The Company acquired $0.3 million and $1.8 million of property and equipment through current and long-term debt during the years ended 2021 and 2020, respectively.

The Company  acquired property and equipment through current and long-term construction accounts payable. The net change in current and long-term construction accounts payable resulted in additions or (adjustments) to Purchase of property and equipment in the Consolidated Statements of Cash Flows of $7.5 million, ($4.2) million and $10.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 4 – GOODWILL, LICENSE COSTS AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the Company’s goodwill balance:

	December 31, 2022	December 31, 2021
Beginning balance	$9,689	$10,223
Foreign currency adjustment	(628)	(534)
Sale of operations	(9,061)	-
Balance at the end of the year	$-	$9,689

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
All of the goodwill was attributable to the acquisition of Snap Limited in 2015 by our New Zealand segment. There were no accumulated goodwill impairments for the years ended December 31, 2022 and 2021.

There were no license costs and other intangible assets balances remaining as of December 31, 2022 due to the sale of operations in New Zealand and Bolivia in May 2022. The Company’s license costs and other intangible assets as of December 31, 2021 consisted of the following:

		As of December 31, 2021
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net
License costs	7 - 20 years	$147,087	$(85,813)	$61,274
Subscriber relationships	7 years	12,781	(12,678)	103
Other	6 - 14 years	1,396	(1,396)	-
Total		$161,264	$(99,887)	$61,377

Fully amortized license costs were presented in the table above when renewals occurred for the same spectrum bands. Amortization expense of license costs and other intangible assets was $1.9 million, $10.5 million and $11.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In 2021, the Company recorded an impairment to License costs and other intangible assets, net of $18.8 million and removed previously recorded accumulated amortization against the related asset cost balance for the impaired asset categories. See Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

NOTE 5 – EIP RECEIVABLES

In New Zealand, 2degrees offered certain wireless subscribers the option to pay for their handsets in installments over a period of up to 36 months using an EIP. In Bolivia, NuevaTel offered certain wireless subscribers the option to pay for their handsets in installments over a period of 18 months using an EIP.

There were no unbilled EIP receivables as of December 31, 2022. The following table summarizes the unbilled EIP receivables as of December 31, 2021:

As of December 31, 2021
EIP receivables, gross	$86,821
Unamortized imputed discount	(4,080)
EIP receivables, net of unamortized imputed discount	$82,741
Allowance for doubtful accounts	(6,541)
EIP receivables, net	$76,200

Classified on the balance sheet as:	As of December 31, 2021
EIP receivables, net	$41,663
Long-term EIP receivables	34,537
EIP receivables, net	$76,200

Of the $86.8 million EIP receivables gross amount as of December 31, 2021, $85.0 million related to 2degrees and the remaining amount related to NuevaTel.

2degrees categorized unbilled EIP receivables as prime or subprime based on subscriber credit profiles. Upon initiation of a subscriber’s EIP, 2degrees used a proprietary scoring system that measured the credit quality of EIP receivables using several factors, such as credit bureau information, subscriber credit risk scores, and EIP characteristics. 2degrees periodically assessed the proprietary scoring system. Prime subscribers were those with a lower risk of delinquency and whose receivables were eligible for sale to a third party. Subprime subscribers were those with a higher delinquency risk. Based on subscribers’ credit quality, subscribers may have been denied an EIP option or required to participate in a risk mitigation program which included paying a deposit and allowing for automatic payments. NuevaTel offered installment plans only to subscribers with a low delinquency risk based on NuevaTel’s credit analysis and the subscriber’s income level.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
The balances of EIP receivables on a gross basis by credit category as of the period presented were as follows:

As of December 31, 2021

Prime	$68,761
Subprime	18,060
Total EIP receivables, gross	$86,821

The EIP receivables had a weighted average imputed discount rate of 7.03% as of December 31, 2021.

The following table shows changes in the aggregate net carrying amount of the unbilled EIP receivables during the relevant periods:

	December 31, 2022	December 31, 2021
Beginning balance of EIP receivables, net	$76,200	$80,790
Additions	30,461	83,846
Billings and payments	(27,996)	(77,573)
Sales of EIP receivables	(7,346)	(6,796)
Foreign currency translation	(5,123)	(4,737)
Change in allowance for doubtful accounts and imputed discount	1,134	670
Sale of operations	(67,330)	-
Total EIP receivables, net	$-	$76,200

Sales of EIP Receivables:
2degrees was party to a mobile handset receivables sales agreement (the “EIP Sale Agreement”) with a third party New Zealand financial institution (the “EIP Buyer”). The EIP Sale Agreement provided an arrangement for 2degrees to accelerate realization of receivables from wireless subscribers who purchased mobile phones from 2degrees on installment plans. Under the EIP Sale Agreement and on a monthly basis, 2degrees could offer to sell specified receivables to the EIP Buyer and the EIP Buyer could propose a price at which to purchase the receivables. Neither party was obligated to conclude a purchase, except on mutually agreeable terms. The EIP Sale Agreement specified certain criteria for mobile phone receivables to be eligible for purchase by the EIP Buyer. The Company evaluated the structure and terms of the arrangement and determined 2degrees had no variable interest with the EIP Buyer and thus we were not required to consolidate the entity in our financial statements.

The Company determined that the sales of receivables through the arrangement should be treated as sales of financial assets. As such, upon sale, the Company derecognized the receivables, as well as any related allowance for doubtful accounts, and the loss on sale was recognized in General and administrative expenses. The Company also reversed unamortized imputed discount related to sold receivables included in EIP receivables, net, in the Consolidated Balance Sheets and recognized the reversed unamortized imputed discount as Equipment sales. Net cash proceeds were recognized in Net cash provided by operating activities.

2degrees had continuing involvement with the EIP receivables sold to the EIP Buyer through a servicing agreement. However, the servicing rights did not provide 2degrees with any direct economic benefit, or means of effective control. Further, the EIP Buyer assumed all risks associated with the purchased receivables and had no recourse against 2degrees except in the case of fraud or misrepresentation.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
The following table summarizes the impact of the sales of EIP receivables in the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
EIP receivables derecognized	$7,346	$6,796
Cash proceeds	(6,758)	(5,978)
Reversal of unamortized imputed discount	(436)	(436)
Reversal of allowance for doubtful accounts	(439)	(408)
Pre-tax gain on sales of EIP receivables	$(287)	$(26)

EIP Receivables Financing:
In August 2019, 2degrees entered into an EIP receivables secured borrowing arrangement with the EIP Purchaser and financial institutions that lent capital to the EIP Purchaser. Under the arrangement, 2degrees could sell EIP receivables to the EIP Purchaser at a price reflecting interest rates and fees established in the arrangement.

The Company evaluated the structure and terms of the arrangement and determined that the EIP Purchaser was a VIE because it lacked sufficient equity to finance its activities and its equity holder, which was one of the financial lending institutions, lacked the attributes of a controlling financial interest. The Company’s interest in the EIP receivables transferred to the EIP Purchaser was a variable interest as 2degrees would in substance absorb all potential losses associated with the transferred EIP receivables. In addition, 2degrees had the control to direct the EIP Purchaser’s most significant activities, which were the collection and management of EIP receivables that had been purchased. As such, 2degrees was the primary beneficiary of the EIP Purchaser and thus the EIP Purchaser was required to be consolidated in our financial statements.

2degrees had continuing involvement with the EIP receivables transferred to the EIP Purchaser through a servicing agreement and maintained effective control by having the right to repurchase the EIP receivables or acquire the shares of the EIP Purchaser at any time. The transfer of receivables through this arrangement did not qualify as a sale of financial assets under GAAP and as such was recorded as a secured borrowing. Upon transfer to the EIP Purchaser, the Company did not derecognize the receivables or related allowance for doubtful accounts and unamortized imputed discount.

There was no outstanding balance of EIP receivable borrowings or related pledge of EIP receivables through this arrangement as of December 31, 2022. The outstanding balance of the current and long-term portion of unbilled EIP receivables pledged through this arrangement was $21.9 million and $11.5 million, respectively, as of December 31, 2021. The current portion of these EIP receivables was included in EIP receivables, net and the long-term portion in Long-term EIP receivables in the Consolidated Balance Sheets. These EIP receivables served as collateral for the outstanding financing obligation of $26.8 million as of December 31, 2021 related to this secured borrowing arrangement with the EIP Purchaser in Current portion of long-term debt in the Consolidated Balance Sheets.

NOTE 6 – OTHER CURRENT LIABILITIES AND ACCRUED EXPENSES

	As of December 31, 2022	As of December 31, 2021
Payroll, severance and other employee benefits	$6,779	$19,945
Value-added tax and other business taxes	-	10,958
Dealer commissions and subsidies	-	9,600
Income and withholding taxes	-	8,977
Handset purchases	-	4,416
Other	356	45,335
Other current liabilities and accrued expenses	$7,135	$99,231

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
NOTE 7 – FAIR VALUE MEASUREMENTS

The accounting guidance for fair value establishes a framework for measuring fair value that uses a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy was based upon the transparency of inputs to the valuation of an asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

•	Level 3 – Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.

There were no assets measured at fair value on a recurring basis as of December 31, 2022. The following table presents liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Forward exchange contracts	$359	$-	$359	$-
Total liabilities	$359	$-	$359	$-

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$2,765	$-	$2,765	$-
Total assets	$2,765	$-	$2,765	$-

Liabilities:
Forward exchange contracts	$145	$-	$145	$-
Warrant liability	108	108	-	-
Interest rate swaps	135	-	135	-
Options instruments classified as liability	2,620	-	-	2,620
Total liabilities	$3,008	$108	$280	$2,620

The fair value of forward exchange contracts was based on the differential between the contract price and the foreign currency exchange rate as of the balance sheet date. The fair value of the warrant liability was based on the public market price of the warrants as of the balance sheet date. The fair value of interest rate swaps was measured using quotes obtained from a financial institution for similar financial instruments. The fair value of the option instruments was measured using the Black-Scholes valuation model under a consistent methodology used to measure the awards of all 2degrees service-based share options. The valuation as of December 31, 2021 additionally considered the transaction price and related information from the 2degrees Sale as discussed in Note 2 – Sale of Operations. See Note 10 – Equity-Based Compensation for further information regarding the options.

There were no transfers between levels within the fair value hierarchy during the years ended December 31, 2022 and 2021.

Cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses were carried at cost, which approximates fair value given their short-term nature. The carrying values of EIP receivables approximate fair value as the receivables were recorded at their present value, net of unamortized imputed discount and allowance for doubtful accounts.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
The estimated fair value of the Company’s debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, such as the interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities, used to discount the remaining principal payments. The Company did not have any debt balances as of December 31, 2022 and the carrying amounts and estimated fair values of our total debt as of December 31, 2021 were as follows:

As of December 31, 2021
Carrying amount, excluding unamortized discount and deferred financing costs	$675,448
Fair value	$662,881

For fiscal year 2022 and 2021, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 8 – DEBT

There was no outstanding long-term debt and other debt as of December 31, 2022. The Company’s long-term and other debt as of December 31, 2021 consisted of the following:

As of December 31, 2021

TISP 8.875% Notes	$367,707
TISP 10.0% Notes	51,000
New Zealand 2023 Senior Facilities Agreement	194,801
New Zealand EIP Receivables Financing Obligation	26,788
Bolivian Bond Debt	20,114
Bolivian 2023 Bank Loan	4,444
Bolivian Tower Transaction Financing Obligation	4,166
Bolivian 2022 Bank Loan	2,625
Other	3,803
675,448
Less: deferred financing costs	(4,597)
Less: unamortized discount	(7,577)
Total debt and financing lease liabilities	663,274
Less: current portion of debt and financing lease liabilities	(31,589)
Total long-term debt and financing lease liabilities	$631,685

TIP Inc. Bridge Loans:
In order to fund its operations, pending the closing of the 2degrees Sale, in January 2022 the Company entered into short-term loan agreements with three of its principal shareholders for an aggregate commitment of up to $10 million (the “Bridge Loans”). In the first quarter of 2022, $10.0 million was borrowed by the Company under the terms of the Bridge Loans. The Bridge Loans were unsecured and accrued interest at the rate of 13.5% per annum, payable on May 16, 2022, November 15, 2022, and the maturity date, provided that the Company could elect not to pay interest on any of such dates prior to the maturity date, in which case accrued but unpaid interest would be added to the outstanding principal amount of the Bridge Loans. The Bridge Loans became due upon the closing of the 2degrees Sale and were repaid during the second quarter of 2022.

TISP 8.875% Notes:
On May 6, 2021, Trilogy International South Pacific LLC (“TISP”) and TISP Finance, Inc. (“TISP Finance” and collectively with TISP, the “Issuers”), each indirect subsidiaries of Trilogy LLC, initiated a private offer (“Exchange Offer”) to the holders of the then-outstanding $350 million aggregate principal amount of senior secured notes of Trilogy LLC and Trilogy International Finance Inc. (the “Trilogy LLC 2022 Notes”) to exchange any and all of the Trilogy LLC 2022 Notes for newly issued 8.875% senior secured notes due 2023 of the Issuers (the “TISP 8.875% Notes”). The Exchange Offer closed on June 7, 2021 and at such time eligible holders who validly tendered their Trilogy LLC 2022 Notes in the Exchange Offer prior to the “Early Tender Date” received $1,020 in principal amount of TISP 8.875% Notes per $1,000 principal amount of Trilogy LLC 2022 Notes that were tendered. Pursuant to the Exchange Offer, $346.1 million of the Trilogy LLC 2022 Notes were exchanged for an aggregate total principal of $353.1 million of TISP 8.875% Notes.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Concurrently with the closing of the Exchange Offer, certain holders (the “Backstop Holders”) of Trilogy LLC 2022 Notes and TISP 10.0% Notes (as defined below) acquired an additional aggregate principal amount of $3.9 million TISP 8.875% Notes. The Backstop Holders received $1,020 in principal amount of TISP 8.875% Notes per $1,000 of the purchase price paid for such notes. The proceeds of such purchase were used to redeem all of the remaining outstanding Trilogy LLC 2022 Notes that were not tendered in the Exchange Offer. In addition, the Backstop Holders were paid $1.9 million in backstop fees.

The TISP 8.875% Notes bore interest at a rate of 8.875% per annum. Interest on the TISP 8.875% Notes was payable semi-annually in arrears on May 15 and November 15. No principal payments were due until maturity on May 15, 2023. TISP had the option of redeeming the TISP 8.875% Notes, in whole or in part, upon not less than 30 days’ and not more than 60 days’ prior notice at 100%.

In accordance with the indenture governing the TISP 8.875% Notes, if a 2degrees Liquidity Event (as defined below) was not consummated prior to December 31, 2021 or the TISP 8.875% Notes were not otherwise repaid in full by that date, TISP was required to issue additional TISP 8.875% Notes to each holder thereof in an aggregate principal amount equal to three percent (3%) of the TISP 8.875% Notes held by each such holder at such time, which would result in a total increase in principal amount of up to $10.7 million (a “Principal Increase Event”). As of December 31, 2021, a 2degrees Liquidity Event had not been consummated and the TISP 8.875% Notes had not been repaid and, accordingly, the principal balance of the TISP 8.875% Notes was increased by three percent or $10.7 million.

As defined in the TISP 8.875% Note indenture, a “2degrees Liquidity Event” was any of the following: 2degrees equity being publicly traded or listed on a national securities exchange, any sale by the Company of any of its equity interest in 2degrees, or the sale of all or substantially all of the assets of 2degrees, provided that following such transaction, the net cash proceeds received by Trilogy LLC or its subsidiaries exceeded $150.0 million NZD.

In May 2022, the 2degrees Sale closed and a portion of the proceeds from this transaction was used to prepay the outstanding indebtedness of the TISP 8.875% Notes. This prepayment was analyzed and accounted for in accordance with the applicable accounting guidance for evaluating modifications, extinguishments and new issuances of debt. Accordingly, the Company recorded a debt extinguishment cost in the second quarter of 2022 which was comprised of $6.1 million of remaining unamortized discounts and deferred financing costs related to the TISP 8.875% Notes which were written off with the prepayment.

TISP 10.0% Notes:
In October 2020, TISP issued $50 million aggregate principal amount of senior secured notes due 2022 (the “TISP 10.0% Notes”) pursuant to an agreement the terms of which were subsequently amended in June 2021 (as amended, the “Note Purchase Agreement”). The TISP 10.0% Notes bore interest at a rate of 10.0% and, as subsequently amended, matured on May 15, 2023. The TISP 10.0% Notes were issued at a 93.505% discount. Interest on the TISP 10.0% Notes was payable semi-annually in arrears on May 15 and November 15. No principal payments were due until maturity on May 15, 2023. TISP had the option of prepaying the TISP 10.0% Notes, in whole or in part, upon three (3) business days’ prior notice at 100% of the principal amount.

Cash proceeds from the issuance of the TISP 10.0% Notes were $46.0 million, net of issuance discount and consent fees paid with respect to certain amendments to the Trilogy LLC 2022 Notes that holders of those notes approved in order to permit the issuance of the TISP 10.0% Notes. The proceeds of the TISP 10.0% Notes were used for the payment of interest due under the TISP 8.875% Notes and interest due under the TISP 10.0% Notes.

The terms applicable to the TISP 10.0% Notes were generally consistent with the terms applicable to the TISP 8.875% Notes, including those described in the summary of the TISP 8.875% Notes above as to use of proceeds of any sale of NuevaTel or a 2degrees Liquidity Event, except that the terms of the TISP 8.875% Notes relating to a Principal Increase Event did not apply to the TISP 10.0% Notes.

Concurrently with its conducting of the Exchange Offer, TISP solicited and received consents to amend the Note Purchase Agreement. The primary purpose of the amendments was to extend the maturity date of the TISP 10.0% Notes until May 15, 2023, to permit the consummation of the transactions contemplated by the Exchange Offer, to conform the terms and conditions of the Note Purchase Agreement to be consistent with the indenture governing the TISP 8.875% Notes and to remove a requirement that the consideration payable arising from a sale of NuevaTel be at least $75.0 million.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Holders of 100% of the aggregate principal amount of TISP 10.0% Notes consented to the amendments to the TISP 10.0% Notes and in exchange received an increase in their principal amount equal to $20.00 per $1,000 principal amount of TISP 10.0% Notes, resulting in an increase in the aggregate principal amount of the TISP 10.0% Notes of $1.0 million to $51.0 million.

In connection with the consummation of the Exchange Offer, TISP, Trilogy LLC and the other guarantors of the TISP 8.875% Notes and the TISP 10.0% Notes, and the collateral agents for each of the TISP 8.875% Notes and the TISP 10.0% Notes, entered into a first lien intercreditor agreement that provided, among other things, that liens on the collateral securing both the TISP 8.875% Notes and the TISP 10.0% Notes were pari passu and that all distributions in respect of such collateral would be made first, to the holders of the TISP 10.0% Notes, and second, ratably among the holders of the TISP 8.875% Notes and any other permitted first lien indebtedness.

In May 2022, the 2degrees Sale closed and a portion of the proceeds from this transaction were used to prepay the outstanding indebtedness of the TISP 10.0% Notes. This prepayment was analyzed and accounted for in accordance with the applicable accounting guidance for evaluating modifications, extinguishments and new issuances of debt. Accordingly, the Company recorded a debt extinguishment cost in the second quarter of 2022 which was comprised of $2.4 million of remaining unamortized discounts and deferred financing costs related to the TISP 10.0% Notes which were written off with the prepayment.

New Zealand 2023 Senior Facilities Agreement:
In February 2020, 2degrees completed a bank loan syndication, in which ING Bank N.V. acted as the lead arranger (the “New Zealand 2023 Senior Facilities Agreement”). The New Zealand 2023 Senior Facilities Agreement had a total available commitment of $285 million NZD.

Separate facilities were provided under this agreement to (i) repay the then outstanding balance of the prior $250 million NZD senior facilities agreement and pay fees and expenses associated with the refinancing ($235 million NZD), (ii) provide funds for further investments in 2degrees’ business ($30 million NZD), and (iii) fund 2degrees’ working capital requirements ($20 million NZD). As a result of the Company’s sale of 100% of its equity interest in 2degrees, the Company had no outstanding debt related to this facility as of December 31, 2022. The New Zealand 2023 Senior Facilities Agreement was recorded in Long-term debt and financing lease liabilities in the Consolidated Balance Sheets as of December 31, 2021.

The borrowings and repayments under these facilities, including any recurring activity relating to working capital, were included separately as Proceeds from debt and Payments of debt within Net cash provided by financing activities in the Consolidated Statements of Cash Flows.

The outstanding debt drawn under the New Zealand 2023 Senior Facilities Agreement accrued interest quarterly at the New Zealand Bank Bill Reference Rate (“BKBM”) plus a margin ranging from 2.40% to 3.80% (the “Margin”) depending upon 2degrees’ net leverage ratio at that time.

Additionally, a commitment fee at the rate of 40% of the applicable Margin was payable quarterly on all undrawn and available commitments.

New Zealand EIP Receivables Financing Obligation:
2degrees was party to an EIP receivables secured borrowing arrangement that enabled 2degrees to sell specified EIP receivables to the EIP Purchaser. The Company evaluated the structure and terms of this arrangement and determined we were required to consolidate the EIP Purchaser in our financial statements. See Note 5 – EIP Receivables for further information.

While 2degrees could, in part, determine the amount of cash it would receive from each sale of EIP receivables under the arrangement, the amount of cash available to 2degrees varied based on a number of factors and was limited to a predetermined portion of the total amount of the eligible EIP receivables sold to the EIP Purchaser.

Under the arrangement, the EIP Purchaser had access to funding of $45.5 million NZD, which the EIP Purchaser could use to acquire EIP receivables from 2degrees. As a result of the closing of the 2degrees Sale, the Company had no outstanding amount under this arrangement as of December 31, 2022.

All proceeds received and repayments under this arrangement were included separately as Proceeds from EIP receivables financing obligation and Payments of debt, including sale-leaseback and EIP receivables financing obligations in financing activities in the Consolidated Statements of Cash Flows.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
The outstanding obligation drawn under the arrangement accrued interest monthly at the BKBM plus a margin of 3.55%. Additionally, a line fee of 0.70% was payable by the EIP Purchaser annually on the total available commitment under the arrangement, which the EIP Purchaser paid from proceeds that it received from 2degrees.

Bolivian Bond Debt:
In August 2020, NuevaTel commenced a debt issuance process in Bolivia seeking to raise up to $24.2 million during an initial 90-day open subscription process with certain Bolivian banks including BNB Valores S.A. and other financial institutions (the “Bolivian Bond Debt”). NuevaTel had raised $20.1 million through this issuance process.

The bond included two series of indebtedness. Series A was fully subscribed and bore interest at the rate of 5.8% per annum. Series B had an outstanding principal balance of $10.4 million as of December 31, 2021 and bore interest at the rate of 6.5% per annum.

As a result of the closing of the NuevaTel Transaction, the Company had no outstanding debt related to this facility as of December 31, 2022.

Bolivian 2023 Bank Loan:
In December 2018, NuevaTel entered into an $8.0 million debt facility (the “Bolivian 2023 Bank Loan”) with Banco Nacional de Bolivia S.A. to fund capital expenditures. The Bolivian 2023 Bank Loan was required to be repaid in quarterly installments which commenced in September 2019, with 11% of the principal amount to be repaid during the first year and 22.25% of the principal amount to be repaid during each of the final four years. Interest on the Bolivian 2023 Bank Loan accrued at a fixed rate of 7.0% for the first 24 months and thereafter at a variable rate of 5.0% plus the rate established by the Central Bank in Bolivia, Tasa de Referencia, and was payable quarterly.

As a result of the Company’s sale of 100% of its equity interest in NuevaTel in the second quarter of 2022, the Company had no outstanding debt related to this facility as of December 31, 2022.

Bolivian Tower Transaction Financing Obligation:
In February 2019, NuevaTel entered into an agreement, which was subsequently amended, to sell and leaseback up to 651 network towers. As of December 31, 2019, NuevaTel had completed the sale of 574 towers. In July 2020, NuevaTel completed the fourth and final closing of 34 network towers under this agreement. For further information, see Note 3 – Property and Equipment.

Upon adoption of the new lease standard, we were required to reassess any previously unrecognized sale-leaseback transactions to determine if a sale had occurred and whether qualification for leaseback accounting existed under the new lease standard. The reassessment resulted in certain individual tower sale transactions qualifying for sale-leaseback accounting that were not previously recognized as sale-leaseback transactions and were historically recorded as financing obligations. At the adoption date for the new lease standard, we derecognized tower-related financing obligations of $12.1 million for these site lease locations and measured the related ROU assets and lease liabilities in accordance with the transition guidance. For further information on the impact of the adoption of the new lease standard, see Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies.

As a result of the Company’s sale of 100% of its equity interest in NuevaTel in the second quarter of 2022, the Company had no outstanding debt related to this facility as of December 31, 2022.

Bolivian 2022 Bank Loan:
In December 2017, NuevaTel entered into a $7.0 million debt facility (the “Bolivian 2022 Bank Loan”) with Banco BISA S.A., a Bolivian bank, to fund capital expenditures. The Bolivian 2022 Bank Loan was required to be repaid in quarterly installments which commenced in 2019, with 25% of the principal amount to be repaid each year. Interest on the Bolivian 2022 Bank Loan accrued at a fixed rate of 6.0% and was payable quarterly.

As a result of the Company’s sale of 100% of its equity interest in NuevaTel in the second quarter of 2022, the Company had no outstanding debt related to this facility as of December 31, 2022.

Interest Cost Incurred:
Consolidated interest cost incurred and expensed, prior to capitalization of interest, was $23.0 million, $54.6 million and $47.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Supplemental Cash Flow Disclosure:
	Years Ended December 31,
	2022	2021	2020
Interest paid, net of capitalized interest	$22,882	$46,495	$40,315

Deferred Financing Costs:
Deferred financing costs represented incremental direct costs of debt financing and were included in Long-term debt. There was no balance of deferred financing costs as of December 31, 2022. The balance of deferred financing costs was $4.6 million as of December 31, 2021. These costs were amortized using the effective interest method over the term of the related credit facilities. Amortization of deferred financing costs was included in interest expense and totaled $1.3 million, $3.9 million and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps:
2degrees entered into various interest rate swap agreements to fix its future interest payments under the New Zealand 2023 Senior Facilities Agreement and the New Zealand EIP receivables secured borrowing arrangement. Under these agreements, 2degrees principally received a variable amount based on the BKBM and paid a fixed amount based on fixed rates. Settlement in cash occurred quarterly until termination and the variable interest rate was reset on the first day of each calendar quarter. These derivative instruments were not designated for hedge accounting; thus changes in the fair value were recognized in earnings in the period incurred. The fair value of these contracts was insignificant at December 31, 2021. During the year ended December 31, 2022, interest rate swap agreements with a total notional amount of $10.0 million NZD matured. There were no interest rate swap balances remaining as of December 31, 2022.

Summarized financial information for all of the aforementioned derivative financial instruments is shown below:

	Years Ended December 31,
	2022	2021	2020
Non-cash gain (loss) from change in fair value recorded in Other, net	$2,946	$4,762	$(2,531)
Net cash settlement	$335	$1,700	$1,582

Forward Exchange Contracts:
In the fourth quarter of 2022, the Company entered into forward exchange contracts to sell an aggregate of $20 million NZD and buy an aggregate of $12.3 million USD on June 30, 2023. These contracts were entered into in order to mitigate exposure to fluctuations in the NZD to USD exchange rate for substantially all of the proceeds from the 2degrees Sale held in escrow. These derivative instruments were not designated for hedge accounting, thus changes in the fair value are recognized in earnings in the period incurred. The foreign exchange gains or losses relating to these forward exchange contracts were recognized in Other, net and were not material for the year ended December 31, 2022. The estimated settlements under these forward exchange contracts were not material as of December 31, 2022.

In March 2022, the Company entered into a forward exchange contract to mitigate exposure to fluctuations in the NZD to USD exchange rate for a portion of the proceeds we received from the 2degrees Sale. The foreign exchange contract secured a New Zealand Dollar foreign exchange rate based on a sliding scale which included rates of 0.6688 at May 31, 2022 and 0.6677 at the June 30, 2022 long-stop date for $450 million USD ($674 million NZD), which approximated the amount of the USD denominated debt related obligations of TISP that were paid upon the closing of the 2degrees Sale. A gain of $16.6 million was recognized in Other, net during the year ended December 31, 2022, which reflected the differential between the contract price and the foreign exchange rate as of the settlement date under this forward exchange contract. The forward exchange contract was settled in May 2022 in connection with the 2degrees Sale and the related cash proceeds were included in investing activities in the Consolidated Statement of Cash Flows.

Prior to the 2degrees Sale, 2degrees had short-term forward exchange contracts to manage exposure to fluctuations in foreign currency exchange rates. There were no forward exchange contract balances remaining as of December 31, 2022. During the year ended December 31, 2022, short-term forward exchange contracts to sell an aggregate of $4.2 million NZD and buy an aggregate of $3.0 million USD matured. These derivative instruments were not designated for hedge accounting, thus changes in the fair value were recognized in earnings in the period incurred. The foreign exchange gains or losses recognized in Other, net for the years ended December 31, 2022, 2021 and 2020 relating to the 2degrees forward exchange contracts were not material. The estimated settlements under these forward exchange contracts were not material as of December 31, 2021.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
NOTE 10 – EQUITY-BASED COMPENSATION

TIP Inc. Restricted Share Units:
Prior to 2022, the Company awarded RSUs to certain officers and employees under TIP Inc.’s restricted share unit plan (“RSU Plan”) pursuant to which vesting was subject to meeting certain performance or time-based criteria. RSUs entitled the grantee to receive Common Shares.

Time-based RSUs granted to officers and employees vested annually on a straight-line basis either over a four-year service period or at the end of a three-year period, subject to continued service through the applicable vesting dates.

Portions of the RSU grants to certain officers consisted of Awards that combine time-based elements with performance-based elements, which entitled the recipient to receive a number of Common Shares that varied based on the Company’s performance against revenue or EBITDA performance goals for the fiscal year in which they were granted. The estimated equity-based compensation expense attributable to the performance-based RSUs was updated quarterly. The total number of RSUs granted included these performance-based Awards and assumed that the performance goals would be achieved. The number of RSUs was updated upon the completion of each applicable fiscal year, when a final determination was made as to whether the performance goals had been achieved. These performance-based RSUs vested on a straight-line basis over a four-year period, subject to continued service through the applicable vesting dates.

In connection with the 2degrees Sale, the Company accelerated the vesting of all outstanding RSUs issued to certain officers and employees under the RSU Plan. The RSUs vested immediately prior to the closing of the 2degrees Sale, on May 19, 2022. As a result of the change in vesting period, $3.0 million of unrecognized equity-based compensation expense was recognized in the second quarter of 2022.

The following table provides the outstanding RSUs as of December 31, 2022 and the change in the period:

RSUs
Outstanding at December 31, 2021	4,816,540
Vested	(4,816,540)
Outstanding at December 31, 2022	-

The Awards had a grant date fair value of $3.0 million and $1.4 million based on a price per Common Share of $1.14 and $0.84 on the dates of the grants in 2021 and 2020, respectively.

During the years ended 2022, 2021 and 2020, there were 4,618,163, 1,028,661 and 735,479 time-based RSU awards vested, respectively. As a result of such vesting, 3,217,838, 781,118 and 590,903 shares, net of the number of shares necessary to pay related taxes, were issued in those years, respectively. In 2022, 2021 and 2020, 198,377, 99,191 and 99,181 performance-based RSU awards vested in those years, respectively, and in 2022, 2021 and 2020, 133,855, 80,923 and 83,779 shares, net of the number of shares necessary to pay related taxes, were issued in those years, respectively, as a result of such vested RSUs.

During 2022, 2021 and 2020, the Company recorded $3.5 million, $2.9 million and $3.1 million in compensation expense related to RSUs in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively.

Restricted Class C Units:
At December 31, 2016, the Company granted the equivalent of 192,130 Class C Units to an employee of the Company (the “Restricted Class C Units”). The value of the Restricted Class C Units was estimated to be $1.5 million based on the fair value on the grant date. The Restricted Class C Units vested over 4 years, with one-fourth of the award vesting on the day following each anniversary date of the award based on the employee’s continued service.

During 2020, the Company recorded $0.4 million in compensation expense related to the Restricted Class C Units recognized in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2020, the Company had recognized all of the compensation costs related to this award and there were no remaining unvested Class C Units.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
2degrees Option Plans:
2degrees awarded service-based share options (the “Options”) to employees under various Option plans whose vesting was subject to meeting a required service period of up to three years. The Options enabled the holders to acquire non-voting ordinary shares of 2degrees common stock once exercised. As of December 31, 2021, the Company had 25,675,000 Options outstanding with a weighted average exercise price of $1.47 per Option. The exercise price of certain Options was denominated in NZD and was translated into USD at the exchange rate on the grant date of the related Options, which exceeded the weighted-average exercise price calculated based upon the exchange rate on the date of exercise used to determine the intrinsic value of Options exercised in 2022 as described below. In connection with the closing of the 2degrees Sale, all 25,675,000 Options were deemed exercised and accordingly there were no Options outstanding as of December 31, 2022.

There were no Options granted during the years ended December 31, 2022, 2021 and 2020. The total intrinsic value of Options exercised during the year ended December 31, 2022 was $16.1 million. The total intrinsic value of Options exercised during the years ended December 31, 2021 and 2020 was not significant.

In June 2020, 2degrees modified approximately 20.1 million of its outstanding Options that were held by employees and former employees by extending the expiration date of those Options to May 31, 2023. The Options previously had expiration dates ranging from 2020 to 2023. No other terms of the Options were modified and all of the options were fully vested at the modification date. As a result of this modification, 2degrees recognized approximately $1.7 million of additional equity-based compensation expense, included within General and administrative expenses in the Consolidated Statement of Operations, in accordance with the guidance for modifications of equity awards within Accounting Standards Codification 718 “Stock Compensation” (“ASC 718”).

Additionally, as a result of the modification in June 2020, 2.2 million of the total modified Options that were held by former employees were deemed to represent a liability for accounting purposes because the exercise prices were not denominated in the functional currency of the Option issuer. At the modification date, the Company remeasured this portion of the awards at fair value and reclassified amounts previously classified as equity to liability in the amount of $1.4 million and recognized incremental expense of $0.4 million recorded to Other, net in the Consolidated Statement of Operations. These Options were remeasured to reflect the fair value at the end of each reporting period until the Options were exercised or expired.

Total equity-based compensation expenses under the 2degrees Option plans, net of forfeitures, of $0.1 million, $0.2 million and $1.9  million were recognized in General and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 11 – EQUITY

TIP Inc. Capital Structure
TIP Inc.’s authorized share structure had historically consisted of two classes of shares, Common Shares and a special voting share (the “Special Voting Share”) described below. The Special Voting Share was surrendered in connection with the redemption of all Class C Units in October 2021.

TIP Inc. Common Shares:
TIP Inc. is authorized to issue an unlimited number of Common Shares. As of December 31, 2022, TIP Inc. had 88,627,593 Common Shares outstanding, which reflects the issuance of 3,351,693 Common Shares in connection with the vesting of RSUs, the issuance of 489,762 Common Shares in connection with the settlement of DSUs during the year ended December 31, 2022, the forfeiture of 1,675,336 Forfeitable Founders Shares (as defined below) and the cancellation of 10 Common Shares related to fractional share interests in connection with the termination of the dividend reinvestment plan in 2022. Holders of Common Shares are entitled to one vote for each share  held on matters submitted to a vote of shareholders. Holders of Common Shares voted together as a single class with the Special Voting Share, while the Special Voting Share was outstanding, except as provided in the Business Corporation Act (British Columbia), by law or by stock exchange rules.

Holders of Common Shares are entitled to receive dividends as and when declared by the Board. In 2021, the Board determined that it was in the best interests of TIP Inc. not to pay an annual dividend until further notice.  In the event of the dissolution, liquidation or winding-up of TIP Inc., whether voluntary or involuntary, or any other distribution of assets of TIP Inc. among its shareholders for the purpose of winding up its affairs, the holders of Common Shares are entitled to receive the remaining property and assets of TIP Inc. after satisfaction of all liabilities and obligations to creditors of TIP Inc.

As of December 31, 2022, TIP Inc. held a 100% economic ownership interest in Trilogy LLC through its wholly owned subsidiary, Trilogy International Partners Intermediate Holdings Inc. (“Trilogy Intermediate Holdings”).

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
New Island Cellular Common Shares:
Trilogy LLC had a non-interest bearing loan outstanding to New Island Cellular, LLC (“New Island”), an entity with which a former member and manager of Trilogy LLC is affiliated, in an aggregate principal amount of approximately $6.2 million (the “New Island Loan”), the proceeds of which were used to cover additional taxes owed by New Island as a result of Trilogy LLC’s 2006 election to treat its former subsidiary, ComCEL, as a U.S. partnership for tax purposes. In connection with New Island’s redemption of Class C Units for Common Shares in 2021, the New Island Loan was forgiven in consideration of New Island’s assignment to Trilogy LLC of all distributions and dividends payable to New Island with respect to its TIP Inc. shares. This arrangement was treated as an equity transaction with no impact on the Consolidated Statements of Operations. New Island received 2,129,623 Common Shares in connection with the redemption. In the second quarter of 2022, the Company declared and paid a cash distribution to shareholders, as further discussed below, inclusive of approximately $2.8 million distributed to New Island Cellular. The full amount of the distribution to New Island was subsequently repaid to Trilogy LLC and is reflected within Return of capital, net of distribution repaid in the Consolidated Statement of Changes in Shareholders’ Equity (Deficit). The New Island Loan was unsecured at the time of its cancellation and the value of the Common Shares at the time of the loan cancellation was less than the outstanding balance of the loan.
Forfeitable Founders Shares:
At December 31, 2022, there were no outstanding forfeitable founders shares (“Forfeitable Founders Shares”), as all were forfeited on February 7, 2022 pursuant to the terms of contractual arrangements.
Warrants:
As of February 7, 2017, the date of consummation of the Arrangement, TIP Inc.’s issued and outstanding warrants were reclassified from equity to liability, as the warrants were written options that were not indexed to Common Shares. The fair value of the warrants was based on the number of warrants and the closing quoted public market prices of the warrants. The offsetting impact was reflected in Accumulated deficit as a result of the reduction of Additional paid in capital to zero with the allocation of opening equity due to the Arrangement. TIP Inc. had 13,402,685 warrants outstanding as of December 31, 2021, all of which expired unexercised on February 7, 2022. Accordingly, as of December 31, 2022, there were no warrants outstanding.

Cash Distributions:
In the second quarter of 2022, the Board declared and paid a distribution to shareholders of approximately $115.8 million, or approximately $1.31 per share (declared as a C$150 million distribution), representing a return of capital distribution pursuant to a plan of liquidation adopted by the Board. This distribution followed the closing of the 2degrees Sale on May 19, 2022 and represents the initial and primary distribution of the net cash proceeds of the sale. See Note 2 – Sale of Operations. The distribution is inclusive of the $2.8 million paid to New Island Cellular as discussed above, which was contributed back to TIP Inc. in the second quarter of 2022. There were no other distributions or dividend payments made in the years ended December 31, 2022, 2021 or 2020.
Any future additional return of capital distributions will depend on the Company’s corporate expenses, capital requirements, financial condition and other factors as determined by the Board.
Trilogy LLC Capital Structure
The equity interests in Trilogy LLC historically consisted of three classes of units; however, as of December 31, 2022, only Class B Units (as defined below) were outstanding.

Class A Units:
The Class A Units of Trilogy LLC (“Class A Units”) possessed all the voting rights under the Trilogy LLC amended and restated Limited Liability Company Agreement (the “Trilogy LLC Agreement”) prior to the redemption of all of the Class C Units described below, but had only nominal economic value and no right to participate in the appreciation of the economic value of Trilogy LLC. All of the Class A Units were indirectly held by TIP Inc., through a wholly owned subsidiary, Trilogy International Partners Holdings (US) Inc. (“Trilogy Holdings”). Trilogy Holdings, the managing member of Trilogy LLC, acting through its TIP Inc. appointed directors, had full and complete authority, power and discretion to manage and control the business, affairs and properties of Trilogy LLC, subject to applicable law and restrictions per the Trilogy LLC Agreement. In connection with the redemption of all Class C Units in October 2021, Trilogy Holdings surrendered all outstanding Class A Units and the Class A Units ceased to be outstanding.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Class B Units:
TIP Inc. indirectly holds the Class B Units of Trilogy LLC (the “Class B Units”) through Trilogy Intermediate Holdings. As a result of the redemption of all Class C Units, Trilogy Intermediate Holdings became the holder of all of the issued and outstanding equity interests in Trilogy LLC. The Class B Units represented TIP Inc.’s indirect economic interest in Trilogy LLC under the Trilogy LLC Agreement while the Class C Units were outstanding and were required to be equal to the number of outstanding Common Shares. As of December 31, 2022, there were 88,627,593 Class B Units outstanding.

Class C Units:
As of December 31, 2022, all Class C Units had been redeemed. The Class C Units were held by persons who were members of Trilogy LLC immediately prior to consummation of the Arrangement.  The economic interests of the Class C Units were pro rata with the Class B Units held by Trilogy Intermediate Holdings. Holders of Class C Units had the right to require Trilogy LLC to redeem any or all Class C Units held by such holder for either Common Shares or a cash amount equal to the fair market value of such Common Shares, the form of consideration to be determined by Trilogy LLC.  The redemptions were settled primarily in the form of Common Shares. Class C Units had voting rights in TIP Inc. through the Special Voting Share on a basis of one vote per Class C Unit held. In 2021, all Class C Units were redeemed and accordingly, as of December 31, 2022, there were no Class C Units outstanding and the Special Voting Share ceased to be outstanding.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

A summary of the components of Accumulated other comprehensive income is presented below:

	Total	Cumulative Foreign Currency Translation Adjustment	Unrealized Gains and Losses on Derivatives and Short-term Investments

December 31, 2020	$9,936	$9,935	$1
Other comprehensive loss	(3,075)	(3,075)	-
Unrealized net loss related to short-term investments	(1)	-	(1)
Net current period other comprehensive loss	(3,076)	(3,075)	(1)
December 31, 2021	$6,860	$6,860	$-
Other comprehensive loss	(6,860)	(6,860)	-
Net current period other comprehensive loss	(6,860)	(6,860)	-
December 31, 2022	$-	$-	$-

NOTE 13 – NONCONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES

Noncontrolling interests represented the equity ownership interests in consolidated subsidiaries not owned by the Company. Noncontrolling interests were adjusted for contributions, distributions, and income and loss attributable to the noncontrolling interest partners of the consolidated entities. Income and losses were allocated to the noncontrolling interests based on the respective governing documents.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
There were no noncontrolling interests as of December 31, 2022. The noncontrolling interests as of December 31, 2021 are summarized as follows:

As of December 31, 2021
2degrees	$39,393
NuevaTel	(3,630)
Salamanca Solutions International LLC	(908)
Noncontrolling interests	$34,855

Supplemental Cash Flow Disclosure:
There were no dividends paid to noncontrolling interests during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, 2degrees declared and paid dividends to noncontrolling interests of $5.7 million and $6.6 million, respectively. There were no dividends declared by NuevaTel during the year ended December 31, 2021. During the year ended December 31, 2020, NuevaTel declared and paid dividends to a noncontrolling interest of $5.1 million. The dividends were recorded as a financing activity in the Consolidated Statements of Cash Flows.

NOTE 14 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:
Prior to the sale of our operations in the second quarter of 2022,we operated and managed our business in two reportable segments based on geographic region: New Zealand and Bolivia. We disaggregated revenue into categories to depict how the nature, amount, timing and uncertainty of revenue and cash flows were affected by economic factors, including the type of product offering provided, the type of customer and the expected timing of payment for goods and services. See Note 19 – Segment Information for additional information on revenue by segment.

The following table presents the disaggregated reported revenue by category:

	Year Ended December 31, 2022
	New Zealand	Bolivia	Other	Total
Postpaid wireless service revenues	$79,133	$17,426	$-	$96,559
Prepaid wireless service revenues	38,620	17,434	-	56,054
Fixed broadband service revenues(1)	40,356	2,142	-	42,498
Equipment sales	38,042	54	-	38,096
Other wireless service and other revenues(1)	2,909	2,313	88	5,310
Total revenues	$199,060	$39,369	$88	$238,517

	Year Ended December 31, 2021
	New Zealand	Bolivia	Other	Total
Postpaid wireless service revenues	$199,403	$54,019	$-	$253,422
Prepaid wireless service revenues	102,547	58,870	-	161,417
Fixed broadband service revenues(1)	106,478	5,064	-	111,542
Equipment sales	112,555	317	-	112,872
Other wireless service and other revenues(1)	7,633	6,361	317	14,311
Total revenues	$528,616	$124,631	$317	$653,564

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
	Year Ended December 31, 2020
	New Zealand	Bolivia	Other	Total
Postpaid wireless service revenues	$174,000	$69,835	$-	$243,835
Prepaid wireless service revenues	91,528	66,644	-	158,172
Fixed broadband service revenues(1)	83,545	3,085	-	86,630
Equipment sales	101,860	4,399	-	106,259
Other wireless service and other revenues(1)	7,925	7,038	440	15,403
Total revenues	$458,858	$151,001	$440	$610,299

(1)
Beginning in 2021, we replaced “Wireline” with “Fixed broadband” to describe the revenues associated with the Company’s fixed broadband product in New Zealand and Bolivia. As a result, fixed LTE service revenues were reclassified from Other wireless service and other revenues and were included as a component of Fixed broadband service revenues.

Contract Balances:
The timing of revenue recognition may have differed from the time of billing to our customers. Receivables presented in our Consolidated Balance Sheets represented an unconditional right to consideration. Contract balances represented amounts from an arrangement when either the Company had performed, by providing goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer, or the customer had made payment to us in advance of obtaining control of the goods and/or services promised to the customer in the contract.

Contract assets primarily related to our rights to consideration for goods or services provided to the customers but for which we did not have an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue was allocated between wireless services and equipment revenues. In conjunction with these arrangements, a contract asset may have been created, which represented the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset was reclassified as an account receivable as wireless services were provided and amounts were billed to the customer. We had the right to bill the customer as service was provided over time, which resulted in our right to the payment being unconditional. Contract asset balances were presented in our Consolidated Balance Sheets as Prepaid expenses and other current assets and Other assets. We assessed our contract assets for impairment on a quarterly basis and recognized an impairment charge to the extent their carrying amount was not recoverable. There were no impairment charges related to contract assets for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, the impairment charges related to contract assets were insignificant.

The following table represents changes in the contract assets balance:

	Contract Assets
	2022	2021
Balance at January 1	$1,413	$1,494
Increase resulting from new contracts	2,897	1,747
Contract assets reclassified to a receivable or collected in cash	(1,300)	(1,780)
Foreign currency translation	(80)	(48)
Sale of operations	(2,930)	-
Balance at December 31	$-	$1,413

Deferred revenue arose when we billed our customers and received consideration in advance of providing the goods or services promised in the contract. For prepaid wireless services and fixed broadband services, we typically received consideration in advance of providing the services, which was the most significant component of the contract liability deferred revenue balance. Deferred revenue was recognized as revenue when services were provided to the customer.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
The following table represents changes in the contract liabilities deferred revenue balance:

	Deferred Revenue
	2022	2021
Balance at January 1	$25,851	$27,386
Net increase in deferred revenue	21,194	24,725
Revenue recognized related to the balance existing at January 1	(23,633)	(25,002)
Foreign currency translation	(879)	(1,258)
Sale of operations	(22,533)	-
Balance at December 31	$-	$25,851

Contract Costs:
Revenue from Contracts with Customers (“Topic 606”) requires the recognition of an asset for incremental costs to obtain a customer contract. These costs are then amortized to expense over the respective periods of expected benefit. We recognized an asset for direct and incremental commission expenses paid to external and certain internal sales personnel and agents in conjunction with obtaining customer contracts. These costs were amortized and recorded ratably as commission expense over the expected period of benefit, which typically ranged from 1 to 3 years. Further, we elected to apply the practical expedient available under Topic 606 that permitted us to expense incremental costs immediately for costs with an estimated amortization period of less than one year. Contract costs balances were presented in the Consolidated Balance Sheets as Prepaid expenses and other current assets and Other assets.

Capitalized contract costs were assessed for impairment on a periodic basis. There were no impairment losses recognized on capitalized contract costs for the year ended December 31, 2022. For the year ended December 31, 2021, we recognized $1.5 million of impairment charges related to contract costs in connection with disconnections of prepaid subscribers in Bolivia. For the year ended December 31, 2020, we recognized $1.0 million of impairment charges related to contract costs in connection with disconnections of postpaid and prepaid subscribers in Bolivia.

The following table represents changes in the contract costs balance:

	Contract Costs
	2022	2021
Balance at January 1	$18,628	$19,586
Incremental costs of obtaining and contract fulfillment costs	4,936	17,284
Amortization and impairment included in operating costs	(6,078)	(17,373)
Foreign currency translation	(610)	(869)
Sale of operations	(16,876)	-
Balance at December 31	$-	$18,628

NOTE 15 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed using the two-class method, which is an earnings allocation method that determines earnings per share for Common Shares and participating securities. The undistributed earnings are allocated between Common Shares and participating securities as if all earnings had been distributed during the period. Participating securities and Common Shares have equal rights to undistributed earnings. Basic earnings per share is calculated by dividing net earnings, less earnings available to participating securities, by the basic weighted average Common Shares outstanding. Diluted earnings per share is calculated by dividing attributable net earnings by the weighted average number of Common Shares plus the effect of potential dilutive Common Shares outstanding during the period using the treasury stock method.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
In calculating diluted net income (loss) per share, if the change in fair value of the warrant liability is dilutive, the numerator and denominator are adjusted for such change and the number of potentially dilutive Common Shares assumed to be outstanding during the period using the treasury stock method. No adjustments are made when the warrants are out of the money. The warrants expired on February 7, 2022.

For the years ended December 31, 2022, 2021 and 2020, the warrants were out of the money and no adjustment was made to exclude the gain recognized by TIP Inc. for the change in fair value of the warrant liability. There were no warrants outstanding as of December 31, 2022 and the impact of the change in fair value of the warrant liability was insignificant for the years ended December 31, 2022, 2021 and 2020. For the year ended December 31, 2022, there were no Class C Units outstanding. For the years ended December 31, 2021 and 2020, the Class C Units were anti-dilutive. The insignificant gain or loss from the warrant liability, when considered along with other TIP Inc. expenses for the years ended December 31, 2021 and 2020, resulted in a reduced net income or increased net loss attributable to TIP Inc. along with the resulting basic income (loss) per share and, therefore, resulted in the Class C Units being antidilutive when included on a weighted average basis as if redeemed.

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Basic EPS:
Numerator:
Net income (loss) attributable to TIP Inc.	$433,461	$(144,689)	$(47,787)

Denominator:
Basic weighted average Common Shares outstanding	87,844,230	67,412,546	57,671,818

Net income (loss) per share:
Basic	$4.93	$(2.15)	$(0.83)

Diluted EPS:
Numerator:
Net income (loss) attributable to TIP Inc.	$433,461	$(144,689)	$(47,787)

Denominator:
Basic weighted average Common Shares outstanding	87,844,230	67,412,546	57,671,818
Effect of dilutive securities:
Unvested weighted average RSUs	551,039	-	-
Diluted weighted average Common Shares outstanding	88,395,269	67,412,546	57,671,818

Net income (loss) per share:
Diluted	$4.90	$(2.15)	$(0.83)

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
The following table indicates, for each year shown, the weighted average dilutive effect of Common Shares that could have subsequently been issued. These Common Shares were not included in the computation of diluted earnings per share for the year ended December 31, 2022, 2021 and 2020 because the effect was either anti-dilutive or the conditions for vesting were not met. No amounts are shown for the year ended December 31, 2022 for warrants and Forfeitable Founders Shares as those were cancelled in the first quarter of 2022:

	Years Ended December 31,
	2022	2021	2020
Class C Units	-	17,928,140	26,429,030
Warrants	-	13,402,685	13,402,685
Forfeitable Founders Shares	-	1,675,336	1,675,336
Unvested RSUs	-	4,236,995	2,922,854
Unvested Class C Units	-	-	48,033
Weighted average Common Shares excluded from calculation of diluted net income (loss) per share	-	37,243,156	44,477,938

NOTE 16 – LEASES

Prior to the sale of our operations in the second quarter of 2022, we leased cell sites, retail stores, offices, vehicles, equipment and other assets from third parties under operating and finance leases. Our typical lease arrangement included a non-cancellable term with renewal options for varying terms depending on the nature of the lease. We included the renewal options that were reasonably certain to be exercised as part of the lease term, and this assessment was an area of judgment. For cell site locations, optional renewals were included in the lease term based on the date the sites were placed in service and to the extent that renewals were reasonably certain based on the age and duration of the sites. For other leases, renewal options were typically not considered to be reasonably certain to be exercised.

The components of total lease cost, net consisted of the following:

		Years Ended December 31,
	Classification	2022	2021	2020
Operating lease cost:(1)
	Cost of service	$9,473	$32,202	$30,397
	Sales and marketing	937	2,697	2,555
	General and administrative	1,409	4,785	3,748
		$11,819	$39,684	$36,700
Financing lease cost:
Amortization of ROU assets	Depreciation, amortization and accretion	421	1,366	1,190
Interest on lease liabilities	Interest expense	140	455	435
Total net lease cost		$12,380	$41,505	$38,325

(1)
Operating lease costs include short-term lease costs and variable costs. Short-term lease costs for the years ended December 31, 2022, 2021 and 2020 were $2.4 million, $7.1 million and $5.9 million, respectively. Variable costs were immaterial for the periods presented.

Sublease income was not significant for the periods presented.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
There were no lease assets or liabilities as of December 31, 2022. Balance sheet information related to leases as of December 31, 2021 consisted of the following:

	Classification	As of December 31, 2021
Assets
Operating	Operating lease ROU assets, net	$120,414
Financing	Property and equipment, net	2,390
Total lease assets		$122,804
Liabilities
Current liabilities
Operating	Short-term operating lease liabilities	$19,315
Financing	Current portion of debt and financing lease liabilities	1,049
Long-term liabilities
Operating	Non-current operating lease liabilities	168,437
Financing	Long-term debt and financing lease liabilities	2,756
Total lease liabilities		$191,557

In 2021, the Company recorded an impairment to Operating lease ROU assets, net of $48.5 million. See Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

The following table presents cash flow information for leases for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases(1)	$12,057	$13,707	$26,848
Operating cash flows for finance leases	$140	$454	$435
Financing cash flows for finance leases	$372	$1,526	$1,349
Supplemental lease cash flow disclosures
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$817	$35,118	$10,018

(1)	Amount for the year ended December 31, 2021 includes receipt of certain lease incentives.

ROU assets obtained in exchange for new finance lease liabilities were not significant for the periods presented.
During the second quarter of 2021, 2degrees commenced a lease for its corporate headquarters in a commercial building in the final stages of construction. 2degrees gained physical access to the building in April 2021. Upon completion of construction during the third quarter of 2021, 2degrees executed a twelve-year lease with total expected rent payments over the lease term, including rent increases, of approximately $68 million NZD ($46 million based on the exchange rate at December 31, 2021).

During the third quarter of 2021, 2degrees executed a twenty-year data center lease with total expected rent payments over the lease term, including contractual rent increases, of approximately $16.6 million NZD ($11.3 million based on the exchange rate at December 31, 2021). 2degrees gained physical access to the building in July 2021 and recognized the related ROU asset and lease liability at commencement in the third quarter of 2021.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
As a result of the sale of our operations in the second quarter of 2022, there were no remaining leases outstanding at December 31, 2022 and the weighted-average remaining lease term and the weighted-average discount rate of our leases at December 31, 2021 are as follows:

As of December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	9
Finance leases	6
Weighted-average discount rate
Operating leases	7.3%
Finance leases	10.5%

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Commitments:
Following the sales of operations during the second quarter of 2022, there were no remaining outstanding commitments as of December 31, 2022.
Contingencies:
General
The financial statements reflect certain assumptions based on telecommunications laws, regulations and customary practices currently in effect in the countries in which the Company’s subsidiaries operated prior to disposal. As a result of the sales of operations in the second quarter of 2022, the Company is no longer subject to the potential outcome of contingencies previously reported for the historical New Zealand and Bolivia segments which were subject to the telecommunications laws and regulations of these locations.
In addition to issues specifically discussed elsewhere in these Notes to our Consolidated Financial Statements, the Company’s former subsidiaries are party to various lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Although the Company no longer owns an interest in these subsidiaries, it may have liability with respect to the outcomes of certain lawsuits, regulatory proceedings or claims against the former subsidiaries to the extent specified in indemnification provisions of the share sale agreements to which the Company is a party. Management believes that although the outcomes of these proceedings are uncertain, any liability ultimately arising from these actions should not have a material adverse impact on the Company’s financial condition, results of operations or cash flows. The Company has previously accrued for any material contingencies where the Company’s management believed the loss was probable and estimable. Following the sales of operations during the second quarter of 2022, there are no material contingencies accrued as of December 31, 2022.

NOTE 18 – INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Years Ended December 31,
	2022	2021	2020
Canada	$(1,294)	$(870)	$(514)
United States	423,920	(76,154)	(45,834)
Foreign	25,881	(106,806)	(10,247)
Income (loss) before income taxes	$448,507	$(183,830)	$(56,595)

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Income tax expense (benefit) includes income and withholding taxes incurred in the following jurisdictions:

	Years Ended December 31,
	2022	2021	2020
Current:
Canada	$-	$-	$-
United States	69	286	275
Foreign	10,973	5,945	7,520
	11,042	6,231	7,795

Deferred:
Canada	$-	$-	$-
United States	-	-	-
Foreign	426	4,311	15,297
	426	4,311	15,297
Total income tax expense	$11,468	$10,542	$23,092

TIP Inc.’s portion of taxable income or loss is subject to corporate taxation in both the U.S. and Canada as a result of the structure of the Arrangement.  The federal statutory rates applicable for the U.S. and Canada for the year ended December 31, 2022 are 21% and 25%, respectively.  The Company has historically incurred taxable losses which have resulted in Net Operating Loss (“NOL”) carryforwards that may be used by the Company to offset future income taxable in the U.S. and Canada. 2degrees and NuevaTel, both of which were sold in the second quarter of 2022, file income tax returns in their respective countries. The statutory tax rates for 2degrees and NuevaTel for the year ended December 31, 2022 are 28% and 25%, respectively.

The reconciliation between income tax expense from continuing operations and the income tax expense (benefit) that results from applying the Canadian federal statutory rate of 25% to consolidated pre-tax earnings is as follows:

	Years Ended December 31,
	2022	2021	2020

Income tax expense (benefit) at Canadian federal rate	$112,127	$(45,958)	$(14,149)
Earnings attributable to non-tax paying entities	-	3,438	3,650
Foreign rate differential	(15,843)	3,814	2,032
Change in valuation allowance	40,406	32,265	24,336
Effect of redemption of all outstanding Class C Units	-	18,825	-
Recognition of outside basis difference	(125,851)	-	-
Foreign withholding tax incurred	218	1,384	3,377
Withholding taxes on unrepatriated foreign earnings	(298)	(7,664)	(6,149)
Inflation adjustment	(1,497)	(2,374)	(1,285)
Permanent adjustments	702	4,154	2,959
Other - net	1,504	2,658	8,321
Total	$11,468	$10,542	$23,092

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
The components of deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Intangible assets	$-	$11,346
Fixed assets	-	19,510
Bad debt allowance	-	9,067
NOL, foreign tax credit and capital loss carryforwards	59,613	41,423
Accrued liabilities	1,405	11,147
Excess business interest expense	7,197	1,322
Equity-based compensation	-	4,324
Tower sale financing obligation	-	1,067
Operating lease liability	-	49,435
Other	121	5,787
Subtotal	$68,336	$154,428
Less: valuation allowance	(68,336)	(89,155)
Total net deferred tax assets	$-	$65,273
Contract asset	$-	$(5,284)
Right-of-use asset	-	(36,099)
Withholding taxes on unrepatriated foreign earnings	-	(298)
Total deferred tax liabilities	$-	$(41,681)
Net deferred tax asset	$-	$23,592
Classified on the balance sheet as:
Deferred tax asset	$-	$23,890
Deferred tax liability	$-	$(298)
	$-	$23,592

As of December 31, 2022, TIP Inc. (and its wholly owned U.S. subsidiary) had NOL carryforwards of $95 million and $16 million in the U.S. and Canada, respectively, and a U.S. capital loss carryforward of $161 million. The U.S. NOL carryforwards generated prior to December 31, 2017 carry forward for a period of 20 years while the U.S. NOL carryforwards generated after December 31, 2017 carry forward indefinitely. The Canadian NOL carries forward for a period of 20 years. The U.S. capital loss carries forward for a period of 5 years. The future utilization of certain of these loss carryforwards is contingent upon shareholder continuity and other requirements being met.

Management assesses the need for a valuation allowance in each tax paying component or jurisdiction based upon the available positive and negative evidence to estimate whether sufficient taxable income will exist to permit realization of the deferred tax assets.

On the basis of this evaluation, as of December 31, 2022 our valuation allowance was $68 million, of which $60 million relates to NOL, capital loss, and foreign tax credit carryforwards for TIP Inc. and its U.S. corporate subsidiaries. The change from December 31, 2021 to December 31, 2022 primarily related to the removal of the valuation allowance against the NuevaTel deferred tax assets as a result of the NuevaTel Transaction offset by an increase to the valuation allowance against the U.S. NOL carryforwards and capital loss carryforwards which are not expected to give rise to a tax benefit. The amount of the Company’s deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward periods are increased.

We are subject to taxation in New Zealand (in connection with the indemnification provisions in the Purchase Agreement), the United States and Canada. As of December 31, 2022, the following are the open tax years by jurisdiction:

New Zealand	2017-2022
United States	2019-2022
Canada	2018-2022

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
Supplemental Cash Flow Disclosure:
	Years Ended December 31,
	2022	2021	2020
Income and withholding tax paid	$6,135	$12,027	$16,019

NOTE 19 – SEGMENT INFORMATION

We determined our reportable segments based on the manner in which our Chief Executive Officer, considered to be the chief operating decision maker (“CODM”), would regularly review our operations and performance. Segment information was prepared on the same basis that our CODM managed the segments, evaluated financial results, allocated resources, and made key operating decisions.
The Company historically had two reportable segments, New Zealand and Bolivia. However, as a result of the 2degrees Sale and NuevaTel Transaction, as of December 31, 2022, the Company no longer held ownership interests in the business that historically comprised the New Zealand and Bolivia segments. See Note 2 – Sale of Operations for additional information regarding the 2degrees Sale and NuevaTel Transaction. Since presentation of discontinued operations is not applicable, as discussed therein, the presentation of segment information for New Zealand and Bolivia has been retained.

The table below presents financial information for our reportable segments through the date of their dispositions and reconciles total Segment Adjusted EBITDA to Income (loss) before income taxes:

	Years Ended December 31,
	2022	2021	2020
Revenues
New Zealand	$199,060	$528,616	$458,858
Bolivia	39,369	124,631	151,001
Unallocated Corporate & Eliminations	88	317	440
Total revenues	$238,517	$653,564	$610,299
Segment Adjusted EBITDA
New Zealand	$51,530	$127,624	$111,446
Bolivia	209	(72)	6,613

Equity-based compensation	(3,572)	(3,407)	(5,637)
Transaction and other nonrecurring costs	(10,609)	(9,389)	(2,360)
Depreciation, amortization and accretion	(18,418)	(107,241)	(106,971)
Impairment of long-lived assets	-	(113,844)	-
Gain on sale of operations and (loss) gain on disposal of assets and sale-leaseback transaction	457,590	(1,094)	2,525
Interest expense	(22,887)	(53,713)	(46,517)
Change in fair value of warrant liability	105	55	(49)
Debt extinguishment, modification and issuance costs	(8,527)	(7,016)	-
Other, net	15,418	(3,299)	(4,611)
Unallocated Corporate & Eliminations	(12,332)	(12,434)	(11,034)
Income (loss) before income taxes	$448,507	$(183,830)	$(56,595)

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
	Years Ended December 31,
	2022	2021	2020
Depreciation, amortization and accretion
New Zealand	$14,124	$73,909	$64,635
Bolivia	4,286	33,313	41,907
Unallocated Corporate & Eliminations	8	19	429
Total depreciation, amortization and accretion	$18,418	$107,241	$106,971

Capital expenditures
New Zealand	$30,499	$81,059	$65,060
Bolivia	1,930	11,761	12,251
Unallocated Corporate & Eliminations	-	18	20
Total capital expenditures	$32,429	$92,838	$77,331

Total assets
New Zealand	$-	$618,037
Bolivia	-	183,403
Unallocated Corporate & Eliminations	40,640	2,427
Total assets	$40,640	$803,867

The table below presents total revenues by product or service type for the years ended December 31, 2022, 2021 and 2020:

	New Zealand	Bolivia	Unallocated Corporate & Eliminations	Total
Year ended December 31, 2022
Wireless service revenues (1)	$118,030	$36,722	$-	$154,752
Fixed broadband service revenues (1)	40,356	2,142	-	42,498
Equipment sales	38,042	54	-	38,096
Non-subscriber ILD and other revenues	2,632	451	88	3,171
Total revenues	$199,060	$39,369	$88	$238,517
Year ended December 31, 2021
Wireless service revenues (1)	$302,704	$117,571	$-	$420,275
Fixed broadband service revenues (1)	106,478	5,064	-	111,542
Equipment sales	112,555	317	-	112,872
Non-subscriber ILD and other revenues	6,879	1,679	317	8,875
Total revenues	$528,616	$124,631	$317	$653,564
Year ended December 31, 2020
Wireless service revenues (1)	$266,630	$141,735	$-	$408,365
Fixed broadband service revenues (1)	83,545	3,085	-	86,630
Equipment sales	101,860	4,399	-	106,259
Non-subscriber ILD and other revenues	6,823	1,782	440	9,045
Total revenues	$458,858	$151,001	$440	$610,299

(1)
Beginning in 2021, we replaced “Wireline” with “Fixed broadband” to describe the revenues associated with the Company’s fixed broadband product in New Zealand and Bolivia. As a result, fixed LTE service revenues were reclassified from Other wireless service and other revenues and were included as a component of Fixed broadband service revenues.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
NOTE 20 – RELATED PARTY TRANSACTIONS

The TISP 10.0% Notes were purchased by certain beneficial owners of the Trilogy LLC 2022 Notes. The purchasers of the TISP 10.0% Notes included SG Enterprises II, LLC, which purchased $7.0 million of TISP 10.0% Notes. SG Enterprises II, LLC is a Washington limited liability company owned by John W. Stanton and Theresa E. Gillespie. John W. Stanton is the Chairman of the Board of TIP Inc. and Theresa E. Gillespie is a former Director of TIP Inc. As stated above, upon the closing of the 2degrees Sale, the TISP 10.0% Notes were prepaid with a portion of the proceeds from the 2degrees Sale. In order to fund its operations, pending the closing of the 2degrees Sale, in January 2022, the Company entered into the Bridge Loans with three of its principal shareholders for an aggregate commitment of up to $10 million. In the first quarter of 2022, $10.0 million was received by the Company under the terms of the Bridge Loans. The Bridge Loans were repaid during the second quarter of 2022.

In August 2019, 2degrees entered into an EIP receivables secured borrowing arrangement with the EIP Purchaser and financial institutions that lent capital to the EIP Purchaser. The Company evaluated the structure and terms of the arrangement and determined that the EIP Purchaser is a VIE because it lacked sufficient equity to finance its activities and its equity holder, which was one of the financial lending institutions, lacked the attributes of a controlling financial interest. The Company determined that 2degrees was the primary beneficiary of the EIP Purchaser and thus the Purchaser was required to be consolidated in our financial statements. For additional information, see Note 5 – EIP Receivables.

On July 31, 2013, Trilogy LLC entered into an agreement (the “Agreement”) with Salamanca Holding Company (“SHC”), a Delaware limited liability company, and three former Trilogy LLC executives. Pursuant to the Agreement, Trilogy LLC transferred to SHC 80% of Trilogy LLC’s interest in its wholly owned subsidiary, Salamanca Solutions International LLC (“SSI”), in exchange for 2,140 Class C Units held by the three individuals. In April 2022, the Company surrendered its 20% ownership interest in SSI to SHC and cancelled an $80 thousand promissory note that SSI had issued to the Company in January 2022. SSI owns billing and customer relations management intellectual property, and associated software support and development services that it had licensed to NuevaTel. Following the Company’s surrender of its SSI ownership interest and cancellation of the promissory note, and in connection with the anticipated closing of the NuevaTel Transaction, Balesia acquired 100% of SHC.

Trilogy LLC had a non-interest bearing loan outstanding to New Island Cellular, an entity with which a former member and manager of Trilogy LLC is affiliated, in an aggregate principal amount of approximately $6.2 million, the proceeds of which were used to cover additional taxes owed by New Island as a result of Trilogy LLC’s 2006 election to treat its former subsidiary, ComCEL, as a U.S. partnership for tax purposes.In connection with New Island’s redemption of Class C Units for Common Shares in 2021, the New Island Loan was forgiven in consideration of New Island’s assignment to Trilogy LLC of all distributions and dividends payable to New Island with respect to its TIP Inc. shares. This arrangement was treated as an equity transaction with no impact on the Consolidated Statements of Operations. New Island received 2,129,623 Common Shares in connection with the redemption. In the second quarter of 2022, the Company declared and paid a cash distribution to shareholders, inclusive of approximately $2.8 million distributed to New Island Cellular. The full amount of the distribution to New Island was subsequently repaid to Trilogy LLC and is reflected within Return of capital, net of distribution repaid in the Consolidated Statement of Changes in Shareholders’ Equity (Deficit). The New Island Loan was unsecured at the time of its cancellation and the value of the Common Shares at the time of the loan cancellation was less than the outstanding balance of the loan.