Form 10-Q
period 2023-03-31
Trilogy International Partners Inc.
filed 2023-05-11
CIK 1689382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(425) 458-5900
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

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
Yes  ☒   No  ☐

As of May 11, 2023, there were 88,627,593 Common Shares, no par value, outstanding.

Trilogy International Partners Inc.
Form 10-Q
For the quarter ended March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRILOGY INTERNATIONAL PARTNERS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1) Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Balance Sheets
(US dollars in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$21,739	$25,067
Sale proceeds held in escrow	14,034	14,115
Prepaid expenses and other current assets	563	573
Total current assets	36,336	39,755

Property and equipment, net	11	12
Other assets	1,308	1,403
Total assets	$37,655	$41,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31	$49
Other current liabilities and accrued expenses	5,464	7,317
Total current liabilities	5,495	7,366
Other non-current liabilities	320	348
Total liabilities	5,815	7,714
Commitments and contingencies
Shareholders’ equity:
Common shares, no par value, and additional paid-in capital; unlimited authorized, 88,627,593 and 88,627,593 shares issued and outstanding	-	-
Accumulated earnings	31,840	33,456
Total shareholders’ equity	31,840	33,456

Total liabilities and shareholders’ equity	$37,655	$41,170

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(US dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues
Wireless service revenues	$-	$101,462
Fixed broadband service revenues	-	27,665
Equipment sales	-	24,125
Non-subscriber international long distance and other revenues	-	2,105
Total revenues	-	155,357

Operating expenses
Cost of service, exclusive of depreciation, amortization and accretion shown separately	-	54,163
Cost of equipment sales	-	24,843
Sales and marketing	-	20,495
General and administrative	1,820	30,995
Depreciation, amortization and accretion	1	18,122
Loss on disposal of assets	-	495
Total operating expenses	1,821	149,113
Operating (loss) income	(1,821)	6,244

Other income (expenses)
Interest expense	-	(14,327)
Change in fair value of warrant liability	-	105
Other, net	248	(14,589)
Total other income (expenses), net	248	(28,811)
Loss before income taxes	(1,573)	(22,567)
Income tax expense	(43)	(6,184)
Net loss	(1,616)	(28,751)
Less: Net income attributable to noncontrolling interests	-	(1,061)
Net loss attributable to Trilogy International Partners Inc.	$(1,616)	$(29,812)

Comprehensive (loss) income
Net loss	$(1,616)	$(28,751)
Other comprehensive income:
Foreign currency translation adjustments	-	3,179
Other comprehensive income	-	3,179
Comprehensive loss	(1,616)	(25,572)
Comprehensive income attributable to noncontrolling interests	-	(1,942)
Comprehensive loss attributable to Trilogy International Partners Inc.	$(1,616)	$(27,514)

Net loss attributable to Trilogy International Partners Inc. per share:
Basic (see Note 9 - Earnings per Share)	$(0.02)	$(0.34)
Diluted (see Note 9 - Earnings per Share)	$(0.02)	$(0.34)

Weighted average common shares:
Basic	88,627,593	86,557,970
Diluted	88,627,593	86,557,970

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity
(US dollars in thousands, except shares)
(unaudited)

					Accumulated
	Common Shares		Additional	Accumulated	Other		Total
			Paid-In	(Deficit)	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Interests	(Deficit) Equity
Balance, December 31, 2021	86,461,484	$-	$486	$(288,235)	$6,860	$34,855	$(246,034)
Equity-based compensation	-	-	444	-	-	54	498
Net (loss) income	-	-	-	(29,812)	-	1,061	(28,751)
Other comprehensive income	-	-	-	-	2,298	881	3,179
Forfeiture of shares	(1,675,336)	-	-	-	-	-	-
Issuance of shares related to restricted share units (“RSUs”) and other	1,040,705	-	(634)	(136)	-	-	(770)
Balance, March 31, 2022	85,826,853	$-	$296	$(318,183)	$9,158	$36,851	$(271,878)

Balance, December 31, 2022	88,627,593	$-	$-	$33,456	$-	$-	$33,456
Net loss	-	-	-	(1,616)	-	-	(1,616)
Balance, March 31, 2023	88,627,593	$-	$-	$31,840	$-	$-	$31,840

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Statements of Cash Flows
(US dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Operating activities:
Net loss	$(1,616)	$(28,751)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	-	1,444
Depreciation, amortization and accretion	1	18,122
Equity-based compensation	-	498
Loss on disposal of assets	-	495
Non-cash right-of-use (“ROU”) asset lease expense	-	3,646
Non-cash interest expense	-	2,117
Settlement of cash flow hedges	-	(284)
Change in fair value of warrant liability	-	(105)
Non-cash gain from change in fair value on cash flow hedges	-	(1,669)
(Gain) loss on forward exchange contracts and unrealized foreign exchange transactions	(24)	15,666
Deferred income taxes	-	1,522
Changes in operating assets and liabilities:
Accounts receivable	-	1,792
Equipment Installment Plan (“EIP”) receivables	-	3,837
Inventory	-	(1,765)
Prepaid expenses and other current assets	(39)	(8,467)
Other assets	-	(1,711)
Accounts payable	(20)	(646)
Operating lease liabilities	-	(4,734)
Other current liabilities and accrued expenses	(1,630)	20,043
Customer deposits and unearned revenue	-	(1,383)
Net cash (used in) provided by operating activities	(3,328)	19,667

Investing activities:
Purchase of property and equipment	-	(26,326)
Other, net	-	(687)
Net cash used in investing activities	-	(27,013)

Financing activities:
Proceeds from debt	-	10,000
Payments of debt, including sale-leaseback and EIP receivables financing obligations	-	(7,675)
Proceeds from EIP receivables financing obligation	-	6,150
Other, net	-	(770)
Net cash provided by financing activities	-	7,705

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,328)	359

Cash, cash equivalents and restricted cash, beginning of period	25,067	55,010

Effect of exchange rate changes	-	431

Cash, cash equivalents and restricted cash, end of period	$21,739	$55,800

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements include the accounts of Trilogy International Partners Inc. (“TIP Inc.” and together with its consolidated subsidiaries referred to as the “Company”). All intercompany transactions and accounts have been eliminated. The Condensed Consolidated Balance Sheet as of December 31, 2022 is derived from the Company’s audited financial statements at that date, which should be read in conjunction with these Condensed Consolidated Financial Statements. Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the full year. All dollar amounts are in U.S. dollars (“USD”), unless otherwise stated.

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

Unallocated corporate operating expenses, which pertain primarily to corporate administrative functions that supported the segments but were not specifically attributable to or managed by any segment, are presented as a reconciling item between total segment results and consolidated financial results. Additional information relating to our historical reportable segments is included in Note 12 – Segment Information.

See Note 2 – Sale of Operations for additional information regarding the sales of Two Degrees Mobile Limited (“2degrees”), in New Zealand, and Empresa de Telecomunicaciones NuevaTel (PCS de Bolivia), S.A. (“NuevaTel”), in Bolivia.

Certain amounts in the prior period Condensed Consolidated Balance Sheet have been reclassified to conform to the current presentation related to certain prepaid expenses.

Summary of Significant Accounting Policies

Use of Estimates:
The preparation of the unaudited interim Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the amounts of revenues and expenses reported for the periods presented. Certain estimates require difficult, subjective and complex judgments about matters that are inherently uncertain. Actual results could differ from those estimates.

Cash and Cash Equivalents:
The Company maintains its cash and cash equivalents with major financial institutions primarily in the United States of America, which are insured by the Federal Deposit Insurance Corporation (“FDIC”). Deposits in U.S. banks may exceed the FDIC insurance limit of up to $250,000.

Property and Equipment:
Depreciation expense was insignificant for the three months ended March 31, 2023 and $15.9 million for the three months ended March 31, 2022.

License Costs and Other Intangible Assets:
There were no license costs and other intangible assets balances remaining as of March 31, 2023 or December 31, 2022 due to the sale of operations in May 2022.

There was no amortization expense of license costs and other intangible assets for the three months ended March 31, 2023.  Amortization expense of license costs and other intangible assets was $1.9 million for the three months ended March 31, 2022.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
Interest Cost Incurred:
There was no interest cost incurred or expensed for the three months ended March 31, 2023. Consolidated interest cost incurred and expensed, prior to capitalization of interest, was $14.4 million for the three months ended March 31, 2022.

Supplemental Cash Flow Disclosure:
Prior to the sale of our operations in May 2022, the Company acquired property and equipment using current and long-term construction accounts payable. The net change in current and long-term construction accounts payable resulted in additions to Purchase of property and equipment in the Condensed Consolidated Statements of Cash Flows of $10.5 million for the three months ended March 31, 2022.

There was no interest paid, net of capitalized interest, for the three months ended March 31, 2023. Interest paid, net of capitalized interest, was $2.4 million for the three months ended March 31, 2022.

Recently Adopted Accounting Standards:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for companies that file under private company guidelines or are eligible to report as a “smaller reporting company”, the credit loss standard took effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. Early adoption was permitted for all entities for fiscal years beginning after December 15, 2018. Effective January 1, 2023, the Company adopted the credit loss standard as it became applicable to the Company as a “smaller reporting company”. Adoption of this credit loss standard did not have a material impact on our consolidated financial statements as the Company did not have any receivables in its portfolio during the three months ended March 31, 2023.

NOTE 2 – SALE OF OPERATIONS

2degrees – New Zealand Segment

On December 31, 2021, the shareholders of 2degrees, including the Company, entered into a purchase agreement (the “Purchase Agreement”) with Voyage Digital (NZ) Limited (“Voyage Digital”) to sell all of their equity interests in 2degrees (the “2degrees Sale”). On a cash free debt free basis, the purchase price for 100% of the 2degrees shares (including employee options that converted into shares in connection with the sale) represented an equity value of $1.315 billion New Zealand dollars (“NZD”), subject to adjustments at closing for specific costs or payments by 2degrees between signing and closing. The Company’s ownership interest in 2degrees was 73.2%. On March 15, 2022, the Company determined that the 2degrees business met the criteria to be classified as held for sale. Therefore, the Company ceased recording depreciation and amortization on the applicable and relevant 2degrees non-current tangible and intangible assets on such date, in accordance with Accounting Standards Codification (“ASC”) 360-10, Impairment and Disposal of Long-Lived Assets (“ASC 360-10”).

On May 19, 2022, the Company completed the sale of its 73.2% interest in 2degrees. For its ownership interest in 2degrees, the Company’s share of the total consideration was $930 million NZD (approximately $601 million based on the exchange rate on the date the consideration was received), net of $33 million NZD ($21 million) of closing adjustments, including transaction advisory fees, along with payments to satisfy the outstanding 2degrees option pool. Approximately $22 million NZD of the consideration paid by Voyage Digital for the Company’s 2degrees shares is being held in escrow as recourse for potential indemnification claims that may arise under the Purchase Agreement. The amount in escrow represents a consideration receivable and is included in Sale proceeds held in escrow within current assets in the Company’s Condensed Consolidated Balance Sheet as it is currently considered to be probable that the amount will be received in full at the conclusion of the escrow period. The escrowed proceeds are scheduled to be released in late May 2023. The amount of escrow proceeds that will ultimately be received will depend upon whether any indemnification obligations arise under the Purchase Agreement, and the receivable will be monitored for potential impairment over time as facts and circumstances evolve. Upon closing of the 2degrees Sale, the Company recognized a net gain of $443.3 million, inclusive of changes in the NZD to USD foreign currency exchange rate between the funding and settlement of sale proceeds.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
Additionally, the amount in escrow is denominated in NZD and the change in such amount to $14.0 million as of March 31, 2023 as compared to $14.1 million as of December 31, 2022 is primarily due to a change in the exchange rate at the end of the period. This change was immaterial and included in Other, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

As of May 19, 2022, the Company deconsolidated the net assets of 2degrees and recorded the related gain on sale. Income before income taxes for the New Zealand segment was $17.4 million for the three months ended March 31, 2022. New Zealand segment income before income taxes attributable to TIP Inc. was $12.7 million for the three months ended March 31, 2022.

In connection with the closing of the 2degrees Sale, the Company settled its forward exchange contract related to a portion of the sale proceeds. See Note 6 – Derivative Financial Instruments for additional information.  Upon closing of the 2degrees Sale, the Company also used a portion of the proceeds to prepay approximately $450 million in aggregate outstanding indebtedness and accrued interest under its subsidiary’s 8.875% senior secured notes due 2023 and 10% promissory notes due 2023, as well as the Company’s 13.5% bridge loans due 2023. As a result of these prepayments, the Company had no remaining indebtedness outstanding. The remaining amount of proceeds was used to fund a shareholder cash distribution made in June 2022 and provide a cash reserve for remaining Company operations.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
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

On May 14, 2022, the NuevaTel Transaction closed. Proceeds received related to the NuevaTel Transaction were of a nominal amount, and the Company recorded a net gain of $14.5 million in the second quarter of 2022.

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
As of May 14, 2022, the Company deconsolidated the net assets of NuevaTel. Loss before income taxes for the Bolivia segment was $6.2 million for the three months ended March 31, 2022. Bolivia segment loss before income taxes attributable to TIP Inc. was $4.5 million for the three months ended March 31, 2022.

Accrued Severance Costs

As a result of the sale of operations in the second quarter of 2022 and a plan of liquidation adopted in June 2022, the Company recorded severance benefits for its employees and officers in 2022. Accrued severance costs were $4.5 million as of March 31, 2023, and substantially all of such amount was paid in April 2023.

NOTE 3 – EIP RECEIVABLES

Prior to the sale of our operations in the second quarter of 2022, 2degrees and NuevaTel offered certain wireless subscribers the option to pay for their handsets in installments over a period of up to 36 months using an EIP. There were no unbilled EIP receivables as of March 31, 2023 or December 31, 2022.

Sales of EIP Receivables:
2degrees was party to a mobile handset receivables sales agreement with a third party New Zealand financial institution.

The following table summarizes the impact of the sales of the EIP receivables in the three months ended March 31, 2022. There were no sales of EIP receivables in the three months ended March 31, 2023.

Three Months Ended
March 31, 2022

EIP receivables derecognized	$5,789
Cash proceeds	(5,326)
Reversal of unamortized imputed discount	(327)
Reversal of allowance for doubtful accounts	(346)
Pre-tax gain on sales of EIP receivables	$(210)

NOTE 4 – OTHER CURRENT LIABILITIES AND ACCRUED EXPENSES

	As of March 31, 2023	As of December 31, 2022

Payroll, severance and other employee benefits	$4,973	$6,779
Other	491	538
Other current liabilities and accrued expenses	$5,464	$7,317

NOTE 5 – FAIR VALUE MEASUREMENTS

The accounting guidance for fair value establishes a framework for measuring fair value that uses a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability at the measurement date. The three levels are defined as follows:

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
There were no assets measured at fair value on a recurring basis as of March 31, 2023 or December 31, 2022. The following table presents liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measurement as of March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Forward exchange contracts	$152	$-	$152	$-
Total liabilities	$152	$-	$152	$-

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Forward exchange contracts	$359	$-	$359	$-
Total liabilities	$359	$-	$359	$-

The fair value of forward exchange contracts was based on the differential between the contract price and the foreign currency exchange rate as of the balance sheet date.

There were no transfers between levels within the fair value hierarchy during the three months ended March 31, 2023 or 2022.

Cash and cash equivalents, deposits, accounts payable and accrued expenses were carried at cost, which approximates fair value given their short-term nature.

For the three months ended March 31, 2023 and 2022, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps:
Prior to the 2degrees Sale, 2degrees entered into various interest rate swap agreements to fix its future interest payments under its then outstanding bank loan syndication and the New Zealand EIP receivables secured borrowing arrangement. Under these agreements, 2degrees principally received a variable amount based on the New Zealand Bank Bill Reference Rate and paid a fixed amount based on fixed rates. Settlement in cash occurred quarterly until termination and the variable interest rate was reset on the first day of each calendar quarter. These derivative instruments were not designated for hedge accounting; thus changes in the fair value were recognized in earnings in the period incurred. There were no interest rate swap balances remaining as of March 31, 2023 and December 31, 2022. As a result, there was no financial activity related to these derivative financial instruments for the three months ended March 31, 2023. Summarized financial information for the three months ended March 31, 2022 is shown below:

Three Months Ended March 31, 2022
Non-cash gain from change in fair value recorded in Other, net	$1,669
Net cash settlement	$284

Forward Exchange Contracts:
In the fourth quarter of 2022, the Company entered into forward exchange contracts to sell an aggregate of $20 million NZD and buy an aggregate of $12.3 million USD on June 30, 2023. These contracts were entered into in order to mitigate exposure to fluctuations in the NZD to USD exchange rate for substantially all of the proceeds from the 2degrees Sale held in escrow. These derivative instruments were not designated for hedge accounting; thus changes in the fair value are recognized in earnings in the period incurred. The foreign exchange gains or losses relating to these forward exchange contracts were recognized in Other, net and were not material for the three months ended March 31, 2023. The estimated settlements under these forward exchange contracts were not material as of March 31, 2023 and were recorded in Other current liabilities and accrued expenses in the Condensed Consolidated Balance Sheets.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
In March 2022, the Company entered into a forward exchange contract to mitigate exposure to fluctuations in the NZD to USD exchange rate for a portion of the proceeds we received from the 2degrees Sale. The foreign exchange contract secured an NZD foreign exchange rate based on a sliding scale which included rates of 0.6688 at May 31, 2022 and 0.6677 at the June 30, 2022 long-stop date for $450 million USD ($674 million NZD), which approximated the amount of the USD denominated debt that was paid upon the closing of the 2degrees Sale. A loss of $15.9 million was recognized in Other, net during the three months ended March 31, 2022, which reflected the differential between the contract price and the foreign exchange rate as of the balance sheet date, March 31, 2022. The forward exchange contract was settled in May 2022 in connection with the 2degrees Sale.

Prior to the 2degrees Sale, 2degrees had short-term forward exchange contracts to manage exposure to fluctuations in foreign currency exchange rates. There were no forward exchange contract balances remaining as of March 31, 2023 and December 31, 2022. These derivative instruments were not designated for hedge accounting; thus changes in the fair value were recognized in earnings in the period incurred. Gains or losses resulting from these contracts were immaterial for the three months ended March 31, 2022.

NOTE 7 – EQUITY

TIP Inc. Capital Structure
TIP Inc.’s authorized share structure consists of two classes of shares, common shares, no par value (the “Common Shares”), and a special voting share (the “Special Voting Share”). The Special Voting Share was surrendered in October 2021. Consequently, as of March 31, 2023, there were no Special Voting Shares outstanding.

TIP Inc. Common Shares:
TIP Inc. is authorized to issue an unlimited number of Common Shares. As of March 31, 2023, TIP Inc. had 88,627,593 Common Shares outstanding. Holders of Common Shares are entitled to one vote for each share held on matters submitted to a vote of shareholders.

Holders of Common Shares are entitled to receive dividends as and when declared by the Board of Directors of the Company (the “Board”). In 2021, the Board determined that it was in the best interests of TIP Inc. not to pay an annual dividend. In the event of the dissolution, liquidation or winding-up of TIP Inc., whether voluntary or involuntary, or any other distribution of assets of TIP Inc. among its shareholders for the purpose of winding up its affairs, the holders of Common Shares are entitled to receive the remaining property and assets of TIP Inc. after satisfaction of all liabilities and obligations to creditors of TIP Inc.

Cash Distributions:
There were no distributions or dividend payments made in the three months ended March 31, 2023 or 2022.

Any future additional return of capital distributions will depend on the Company’s corporate expenses, capital requirements, financial condition and other factors as determined by the Board.

Trilogy LLC Capital Structure
On February 7, 2017, Trilogy International Partners LLC (“Trilogy LLC”), a Washington limited liability company, and Alignvest Acquisition Corporation completed a court approved plan of arrangement (the “Arrangement”) pursuant to an arrangement agreement dated November 1, 2016 (as amended December 20, 2016, the “Arrangement Agreement”). As a result of the Arrangement, TIP Inc. obtained a controlling interest in and began consolidating Trilogy LLC. As of March 31, 2023, TIP Inc. held a 100% economic ownership interest in Trilogy LLC through its wholly owned subsidiary, Trilogy International Partners Intermediate Holdings Inc. (“Trilogy Intermediate Holdings”).

The equity interests in Trilogy LLC historically consisted of three classes of units; however, as of March 31, 2023, only Class B Units (as defined below) were outstanding, all of which were owned indirectly by TIP Inc.

Class B Units:
TIP Inc. indirectly holds the Class B Units of Trilogy LLC (the “Class B Units”) through Trilogy Intermediate Holdings. The Class B Units represented TIP Inc.’s indirect economic interest in Trilogy LLC under the Trilogy LLC amended and restated Limited Liability Company Agreement. As of March 31, 2023, there were 88,627,593 Class B Units outstanding.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
NOTE 8 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue:
Prior to the sale of our operations in the second quarter of 2022, we operated and managed our business in two reportable segments based on geographic region: New Zealand and Bolivia. We disaggregated revenue into categories to depict how the nature, amount, timing and uncertainty of revenue and cash flows were affected by economic factors, including the type of product offering provided, the type of customer and the expected timing of payment for goods and services. See Note 12 – Segment Information for additional information on revenue by segment.

There were no revenues for the three months ended March 31, 2023. The following table presents the disaggregated reported revenue by category for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	New Zealand	Bolivia	Other	Total

Postpaid wireless service revenues	$51,539	$11,868	$-	$63,407
Prepaid wireless service revenues	24,968	11,592	-	36,560
Fixed broadband service revenues	26,202	1,463	-	27,665
Equipment sales	24,086	39	-	24,125
Other wireless service and other revenues	1,894	1,652	54	3,600
Total revenues	$128,689	$26,614	$54	$155,357

Contract Balances:
The timing of revenue recognition may have differed from the time of billing to our customers. Receivables represented an unconditional right to consideration. Contract balances represented amounts from an arrangement when either the Company had performed, by providing goods or services to the customer in advance of receiving all or partial consideration for such goods and services from the customer, or the customer had made payment to us in advance of obtaining control of the goods and/or services promised to the customer in the contract.

Contract assets were primarily related to our rights to consideration for goods or services provided to the customers but for which we did not have an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue was allocated between wireless services and equipment revenues. In conjunction with these arrangements, a contract asset may have been created, which represented the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset was reclassified as an account receivable as wireless services were provided and amounts were billed to the customer. We had the right to bill the customer as service was provided over time, which resulted in our right to the payment being unconditional. We assessed our contract assets for impairment on a quarterly basis and recognized an impairment charge to the extent their carrying amount was not recoverable. There were no contract assets for three months ended March 31, 2023, thus no impairment charges were recognized. For the three months ended March 31, 2022, the impairment charges related to contract assets were insignificant.

The following table represents changes in the contract assets balance for the three months ended March 31, 2022:

Contract Assets
2022

Balance at January 1	$1,413
Increase resulting from new contracts	1,881
Contract assets reclassified to a receivable or collected in cash	(868)
Foreign currency translation	50
Balance at March 31	$2,476

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
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

There were no deferred revenue balances for the three months ended March 31, 2023. The following table represents changes in the contract liabilities deferred revenue balance for the three months ended March 31, 2022:

Deferred Revenue
2022

Balance at January 1	$25,851
Net increase in deferred revenue	21,095
Revenue recognized related to the balance existing at January 1	(22,473)
Foreign currency translation	344
Balance at March 31	$24,817

Contract Costs:
Revenue from Contracts with Customers (“Topic 606”) requires the recognition of an asset for incremental costs to obtain a customer contract. These costs are then amortized to expense over the respective periods of expected benefit. We recognized an asset for direct and incremental commission expenses paid to external and certain internal sales personnel and agents in conjunction with obtaining customer contracts. These costs were amortized and recorded ratably as commission expense over the expected period of benefit, which typically ranged from 1 to 3 years. Further, we elected to apply the practical expedient available under Topic 606 that permitted us to expense incremental costs immediately for costs with an estimated amortization period of less than one year. As a result of the sale of operations in the second quarter of 2022, there were no contract costs balances as of March 31, 2023 or December 31, 2022.

Capitalized contract costs were assessed for impairment on a periodic basis. There were no impairment losses recognized on capitalized contract costs for the three months ended March 31, 2023 or 2022.

There were no contract costs for the three months ended March 31, 2023. The following table represents changes in the contract costs balance for the three months ended March 31, 2022:

Contract Costs
2022

Balance at January 1	$18,628
Incremental costs of obtaining and contract fulfillment costs	3,223
Amortization included in operating costs	(3,985)
Foreign currency translation	250
Balance at March 31	$18,116

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net earnings by the basic weighted average Common Shares outstanding. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of Common Shares plus the effect of potential dilutive Common Shares outstanding during the period using the treasury stock method.

In calculating diluted net loss per share, if the change in fair value of any warrant liability was dilutive, the numerator and denominator were adjusted for such change and the number of potentially dilutive Common Shares assumed to be outstanding during the period was calculated using the treasury stock method. No adjustments were made when warrants were out of the money. The Company’s warrants expired on February 7, 2022.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
For the three months ended March 31, 2022, the Company’s warrants were out of the money and no adjustment was made to exclude the gain recognized by TIP Inc. for the change in fair value of the warrant liability. There were no warrants outstanding as of March 31, 2023.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net loss attributable to TIP Inc. - basic and diluted	$(1,616)	$(29,812)

Denominator:
Basic and diluted weighted average Common Shares outstanding	88,627,593	86,557,970

Net loss per share:
Basic and diluted	$(0.02)	$(0.34)

The following table indicates the weighted average dilutive effect of Common Shares that could have subsequently been issued. These Common Shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2022 because the effect was either anti-dilutive or the conditions for vesting were not met. No amounts are shown for the three months ended March 31, 2023 for warrants and forfeitable founders shares as such warrants expired and the forfeitable founders shares were cancelled in the first quarter of 2022:

	Three Months Ended March 31,
	2023	2022
Warrants	-	5,509,993
Forfeitable founders shares	-	688,749
Unvested RSUs	-	3,364,753
Weighted average Common Shares excluded from calculation of diluted net loss per share	-	9,563,495

NOTE 10 – LEASES

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The components of total lease cost, net consisted of the following:

		Three Months Ended March 31,
	Classification	2023	2022

Operating lease cost:(1)
	Cost of service	$-	$7,107
	Sales and marketing	-	588
	General and administrative	52	1,101
		$52	$8,796
Financing lease cost:
Amortization of ROU assets	Depreciation, amortization and accretion	-	274
Interest on lease liabilities	Interest expense	-	93
Total net lease cost		$52	$9,163

(1)	Operating lease costs include variable and short-term lease costs, both of which were immaterial for the periods presented.

Sublease income was not significant for the periods presented.

Following the sale of our operations in the second quarter of 2022, the Company’s remaining operating lease costs consist of the lease of its corporate headquarter office in a commercial building that expires in October 2025 at a monthly cost of approximately $17 thousand. The lease asset is included in Other assets and the short-term portion and long-term portion of the lease liability are included in Other current liabilities and accrued expenses and Other non-current liabilities, respectively, in our Condensed Consolidated Balance Sheets.

The cash flow information for leases for the three months ended March 31, 2023 was not significant. The following table presents cash flow information for leases for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8,010
Operating cash flows for finance leases	$93
Financing cash flows for finance leases	$321

ROU assets obtained in exchange for new lease liabilities were not significant for the periods presented.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments:
Following the sales of operations during the second quarter of 2022, there were no remaining outstanding commitments as of March 31, 2023.

Contingencies:
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

The Company’s former subsidiaries are party to various lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Although the Company no longer owns an interest in these subsidiaries, it may have liability with respect to the outcomes of certain lawsuits, regulatory proceedings or claims against the former subsidiaries to the extent specified in indemnification provisions of the share sale agreements to which the Company is a party, including the six year indemnification period following the closing of the 2degrees Sale. Management believes that although the outcomes of these proceedings are uncertain, any liability ultimately arising from these actions should not have a material adverse impact on the Company’s financial condition, results of operations or cash flows. The Company has previously accrued for any material contingencies where the Company’s management believed the loss was probable and estimable. Following the sales of operations during the second quarter of 2022, there are no material contingencies accrued as March 31, 2023.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
NOTE 12 – SEGMENT INFORMATION

We determined our reportable segments based on the manner in which our Chief Executive Officer, considered to be the chief operating decision maker (“CODM”), would regularly review our operations and performance. Segment information was prepared on the same basis that our CODM managed the segments, evaluated financial results, allocated resources, and made key operating decisions.

The Company historically had two reportable segments, New Zealand and Bolivia. However, as a result of the closing of the 2degrees Sale and NuevaTel Transaction in the second quarter of 2022, the Company no longer holds ownership interests in the business that historically comprised the New Zealand and Bolivia segments. See Note 2 – Sale of Operations for additional information regarding the 2degrees Sale and NuevaTel Transaction. Since presentation of discontinued operations is not applicable, as discussed therein, the presentation of segment information for New Zealand and Bolivia has been retained.

The table below presents financial information for our reportable segments through the date of their dispositions and reconciles total Segment Adjusted EBITDA to Loss before income taxes:

	Three Months Ended March 31,
	2023	2022
Revenues
New Zealand	$-	$128,689
Bolivia	-	26,614
Unallocated corporate and eliminations	-	54
Total revenues	$-	$155,357

Segment Adjusted EBITDA
New Zealand	$-	$32,825
Bolivia	-	(451)

Equity-based compensation	-	(498)
Transaction and other nonrecurring costs	-	(2,484)
Depreciation, amortization and accretion	(1)	(18,122)
Loss on disposal of assets	-	(495)
Interest expense	-	(14,327)
Change in fair value of warrant liability	-	105
Other, net	248	(14,589)
Unallocated corporate and eliminations	(1,820)	(4,531)
Loss before income taxes	$(1,573)	$(22,567)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) contains important information about the business of Trilogy International Partners Inc. (“TIP Inc.”, together with its consolidated subsidiaries, the “Company”) and its performance for the three months ended March 31, 2023. This MD&A should be read in conjunction with TIP Inc.’s audited consolidated financial statements for the year ended December 31, 2022, and notes thereto (the “Consolidated Annual Financial Statements”), prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) as issued by the Financial Accounting Standards Board, TIP Inc.’s MD&A for the year ended December 31, 2022 and TIP Inc.’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and notes thereto (the “Condensed Consolidated Financial Statements”), prepared in accordance with U.S. GAAP.

Additional information relating to the Company, including TIP Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) is available on SEDAR (www.sedar.com) and on EDGAR (www.sec.gov).

As described below (see “About the Company”) and as further discussed in Note 2 – Sale of Operations to the Condensed Consolidated Financial Statements, on December 31, 2021, Trilogy International New Zealand LLC, a subsidiary of the Company, entered into a purchase agreement (the “Purchase Agreement”) to sell the Company’s 73.2% indirect equity interest in Two Degrees Mobile Limited (“2degrees”) to Voyage Digital (NZ) Limited (“Voyage Digital”), a joint venture between Macquarie Asset Management and Aware Super as owners of Vocus Group Limited (the “2degrees Sale”). On May 19, 2022, the 2degrees Sale closed.

Additionally, on March 28, 2022, the Company entered into an agreement (the “NuevaTel Agreement”) to transfer its 71.5% indirect equity interest in its Bolivian subsidiary, Empresa de Telecomunicaciones NuevaTel (PCS de Bolivia), S.A. (“NuevaTel”), to Balesia Technologies, Inc. (“Balesia”) for a nominal purchase price (the “NuevaTel Transaction”). On May 14, 2022, the NuevaTel Transaction closed.

The Company historically had two reportable segments, New Zealand and Bolivia. As noted above, during the second quarter of 2022, the Company completed the sales of its operations in New Zealand and Bolivia which represented substantially all of the operating activities of the Company’s business. The disposals and comparative historical periods are not presented as discontinued operations since the associated activities represented substantially all of the Company’s net productive assets, business activities and results of operations. Accordingly, they do not meet the definition of a component of an entity that would qualify for discontinued operations presentation because they are not clearly distinguishable from the rest of the entity.  Since presentation of discontinued operations is not applicable, the presentation of segment information for New Zealand and Bolivia has been retained.

All dollar amounts are in U.S. dollars (“USD”), unless otherwise stated. Amounts for subtotals, totals and percentage variances included in tables in this MD&A may not sum or calculate using the numbers as they appear in the tables due to rounding. This MD&A is current as of May 11, 2023 and was approved by TIP Inc.’s board of directors (the “Board”).

Cautionary Note Regarding Forward-Looking Statements

Certain statements and information in this MD&A are not based on historical facts and constitute forward-looking statements or forward-looking information within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Canadian securities laws (“forward-looking statements”). Forward-looking statements are provided to help you understand the Company’s views of its short and longer term plans, expectations and prospects. The Company cautions you that forward-looking statements may not be appropriate for other purposes.

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
•
the amount and timing of the release to the Company of funds held in escrow to secure payment of certain indemnification obligations under the Purchase Agreement; the escrow period is scheduled to terminate in late May 2023;

•	the timing and amount of any distribution to shareholders;
•	expenses associated with the Company losing its foreign private issuer status under U.S. federal securities laws;
•	the ability of U.S. persons to sell their common shares of TIP Inc. (the “Common Shares”);
•
the Board’s expectation that the financial resources available to the Company following the cash distributions to shareholders will be adequate to fund the Company’s outstanding indemnification obligations (beyond those for which funds have been placed in escrow) and ongoing costs of operating the Company prior to its liquidation and dissolution; and

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

Forward-looking statements are not promises or guarantees of future performance. Such statements reflect the Company’s current views with respect to future events and may change significantly. Forward-looking statements are subject to, and are necessarily based upon, a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant economic uncertainties and contingencies, many of which, with respect to future events, are subject to change. The material assumptions used by the Company to develop such forward-looking statements include, but are not limited to:

•
the amount and timing of the release to the Company of funds held in escrow to secure payment of certain indemnification obligations under the Purchase Agreement; the escrow period is scheduled to terminate in late May 2023; and

•	taxes payable.

Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors, including, without limitation, those described under the heading “Risk Factors” included in the 2022 Annual Report and those referred to in the Company’s other regulatory filings with the U.S. Securities and Exchange Commission (“SEC”) in the United States and the provincial securities commissions in Canada. Such risks, as well as uncertainties and other factors that could cause actual events or results to differ significantly from those expressed or implied in the Company’s forward-looking statements, include, without limitation:

•
the amount and timing of the release to the Company of funds held in escrow to secure payment of certain indemnification obligations under the Purchase Agreement; the escrow period is scheduled to terminate in late May 2023;

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

Trademarks and Other Intellectual Property Rights

Prior to the sale of its operations, the Company had proprietary rights to trademarks used in this MD&A, including, without limitation, “2degrees”, “NuevaTel” and “Viva”. Following the 2degrees Sale and NuevaTel Transaction, the Company no longer has proprietary rights to these trademarks and uses the terms herein solely to refer to its former subsidiaries and to describe their business operations.

About the Company

TIP Inc., together with its previously consolidated subsidiaries in New Zealand and Bolivia, was a provider of wireless voice and data communications including local, international long distance and roaming services. The Company also provided fixed broadband communications in New Zealand and Bolivia. The Company’s founding executives launched operations of the Company’s Bolivian subsidiary, NuevaTel, in 2000 when it was owned by Western Wireless Corporation (“Western Wireless”). Trilogy International Partners LLC, a Washington limited liability company and a subsidiary of TIP Inc. (“Trilogy LLC”), acquired control of NuevaTel from Western Wireless in 2006, shortly after Trilogy LLC was founded. In 2009, Trilogy LLC launched 2degrees as a greenfield wireless communications operator in New Zealand.

In December 2021, the Company entered into the Purchase Agreement to sell its 73.2% indirect equity interest in 2degrees to Voyage Digital, and in March 2022, entered into the NuevaTel Agreement to transfer its 71.5% indirect equity interest in NuevaTel to Balesia.

On May 14, 2022, the NuevaTel Transaction was completed for a nominal purchase price.

On May 19, 2022, the 2degrees Sale closed whereby Voyage Digital acquired 100% of the equity interest in 2degrees for an aggregate purchase price of $1.315 billion New Zealand dollars (“NZD”).

Historically, the operations in New Zealand and Bolivia represented the Company’s two reportable segments. Our chief operating decision maker, TIP Inc.’s Chief Executive Officer, assessed performance of the segments and allocated resources primarily based on the financial measures of revenues and Segment Adjusted EBITDA. See Note 12 – Segment Information to the Condensed Consolidated Financial Statements for additional information.

The 2degrees Sale and the NuevaTel Transaction were not presented as discontinued operations for the period ended March 31, 2022, since the associated activities represented substantially all of the Company’s net productive assets, business activities and results of operations. Accordingly, they do not meet the definition of a component of an entity that would qualify for discontinued operations presentation because they are not clearly distinguishable from the rest of the entity.

See Note 2 – Sale of Operations to the Condensed Consolidated Financial Statements for additional information regarding the sales of 2degrees and NuevaTel.

As of March 31, 2023, the Company had 7 employees.

Foreign Currency

In New Zealand, the Company generated revenue and incurred costs in NZD in 2022. Fluctuations in the value of the NZD relative to the USD increased or decreased the Company’s overall revenue and profitability as stated in USD, which is the Company’s reporting currency. The average exchange rate for the three months ended March 31, 2022 was 0.68 for the NZD, expressed in USD. Additionally, the amount held in escrow from the 2degrees Sale is denominated in NZD. The exchange rate in effect as of March 31, 2023 and December 31, 2022 is provided below:

	March 31, 2023	December 31, 2022	% Change
End of period NZD to USD exchange rate(1)	0.626	0.635	(1%)

(1)	In the fourth quarter of 2022, the Company entered into forward exchange contracts to sell an aggregate of $20 million NZD and buy an aggregate of $12.3 million USD on June 30, 2023. Accordingly, future exposure to fluctuations in the NZD to USD exchange rate for substantially all of the proceeds from the 2degrees Sale held in escrow is mitigated.

The following table sets forth for each period indicated the exchange rates in effect at the end of the period and the average exchange rates for such periods, for the Canadian dollar (“CAD” or “C$”), expressed in USD, as quoted by the Bank of Canada:

	March 31, 2023	December 31, 2022	% Change
End of period CAD to USD exchange rate	0.74	0.74	0%
	Three Months Ended March 31,
	2023	2022	% Change
Average CAD to USD exchange rate	0.74	0.79	(6%)

Overall Performance

The table below summarizes the Company’s consolidated key financial metrics for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		% Variance
	2023	2022	3 mo. vs 3 mo.
(in millions, unless otherwise noted)
Service revenues	$-	$131.2	(100%)
Total revenues	$-	$155.4	(100%)
Net loss	$1.6	$28.8	(94%)
Net loss margin(1)	-%	21.9%	(21.9	) pts
Consolidated Adjusted EBITDA(2)	$(1.8)	$27.8	(107%)
Consolidated Adjusted EBITDA Margin(2)	-%	21.2%	(21.2	) pts
Capital expenditures(3)	$-	$26.3	(100%)

pts - percentage points
(1)	Net loss margin is calculated as Net loss divided by service revenues.
(2)
These are non-U.S. GAAP measures and do not have standardized meanings under U.S. GAAP. Therefore, they are unlikely to be comparable to similar measures presented by other companies. For definitions and reconciliation to most directly comparable GAAP financial measures, see “Definitions and Reconciliations of Non-GAAP Measures” in this MD&A.

(3)
Represents purchases of property and equipment excluding purchases of property and equipment acquired through vendor-backed financing and finance lease arrangements. Expenditures related to the acquisition of spectrum licenses, if any, were not included in capital expenditures amounts.

Q1 2023 Highlights

Total cash was $21.7 million as of March 31, 2023, exclusive of $14.0 million (based on the exchange rate as of March 31, 2023) representing the Company’s share of approximately $22 million NZD held in escrow in connection with the 2degrees Sale.

Results of Operations

Consolidated Revenues

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Wireless service revenues	$-	$101.5
Fixed broadband service revenues	-	27.7
Equipment sales	-	24.1
Non-subscriber international long distance and other revenues	-	2.1
Total revenues	$-	$155.4

The declines in revenues shown in the table above were due to the sale of the Company’s operations in May 2022. There were no revenues for the three months ended March 31, 2023.

Consolidated Operating Expenses

Operating expenses represent expenditures incurred by the Company’s former operations and its corporate headquarters.

	Three Months Ended March 31,		% Variance
(in millions)	2023	2022	3 mo. vs 3 mo.
Operating expenses:
Cost of service, exclusive of depreciation, amortization and accretion shown separately	$-	$54.2	(100%)
Cost of equipment sales	-	24.8	(100%)
Sales and marketing	-	20.5	(100%)
General and administrative	1.8	31.0	(94%)
Depreciation, amortization and accretion	-	18.1	(100%)
Loss on disposal of assets	-	0.5	(100%)
Total operating expenses	$1.8	$149.1	(99%)

The declines in operating expenses were due to the sale of the Company’s operations in May 2022.

Consolidated Other Expenses (Income)

	Three Months Ended March 31,		% Variance
(in millions)	2023	2022	3 mo. vs 3 mo.
Interest expense	$-	$14.3	(100%)
Change in fair value of warrant liability	-	(0.1)	100%
Other, net	(0.2)	14.6	(102%)

Consolidated Interest Expense

There was no interest expense for the three months ended March 31, 2023 as the Company prepaid all of its outstanding indebtedness in May 2022. Interest expense for the three months ended March 31, 2022 was primarily related to the senior secured notes issued by Trilogy International South Pacific LLC.

Consolidated Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability resulted in income of $0.1 million for the three months ended March 31, 2022 due to the warrants expiring on February 7, 2022.

Consolidated Other, Net

Other, net expense declined $14.8 million for the three months ended March 31, 2023 compared to the same period in 2022. This decline was primarily driven by the $15.9 million non-cash charge recognized in connection with the change in value of the forward exchange contract that the Company entered into in March 2022 to mitigate exposure to fluctuations in the NZD to USD exchange rate in respect of a portion of the proceeds we received from the 2degrees Sale in May 2022. See Note 6 – Derivative Financial Instruments to the Condensed Consolidated Financial Statements for further information.

Consolidated Income Taxes

	Three Months Ended March 31,		% Variance
(in millions)	2023	2022	3 mo. vs 3 mo.
Income tax expense	$-	$6.2	(99%)

Income Tax Expense

Income tax expense declined for the three months ended March 31, 2023 compared to the same period in 2022 due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.

Business Segment Analysis

The Company historically had two reporting segments (New Zealand (2degrees) and Bolivia (NuevaTel)) that provided a variety of wireless voice and data communications services and fixed broadband communications services.

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

New Zealand (2degrees)

2degrees launched commercial service in 2009. As described above and as further discussed in Note 2 – Sale of Operations to the Condensed Consolidated Financial Statements, in December 2021, the Company entered into the 2degrees Sale to sell its 73.2% indirect equity interest in 2degrees to Voyage Digital. On May 19, 2022, the 2degrees Sale closed.

New Zealand - Operating Results

	Three Months Ended March 31,		% Variance
(in millions, unless otherwise noted)	2023	2022	3 mo. vs 3 mo.
Service revenues	$-	$104.6	(100%)
Total revenues	$-	$128.7	(100%)
Segment Adjusted EBITDA	$-	$32.8	(100%)
Segment Adjusted EBITDA Margin(1)	-%	31.4%	(31.4	) pts

Capital expenditures(2)	$-	$24.9	(100%)
Capital intensity	-%	23.8%	(23.8	) pts

pts - percentage points
(1)	Segment Adjusted EBITDA Margin was calculated as Segment Adjusted EBITDA divided by service revenues.
(2)
Represents purchases of property and equipment excluding purchases of property and equipment acquired through vendor-backed financing and finance lease arrangements. Expenditures related to the acquisition of spectrum licenses, if any, were not included in capital expenditures amounts.

The declines shown in the table above were due to the closing of the 2degrees Sale in May 2022.

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

Bolivia - Operating Results
	Three Months Ended March 31,		% Variance
(in millions, unless otherwise noted)	2023	2022	3 mo. vs 3 mo.
Service revenues	$-	$26.6	(100%)
Total revenues	$-	$26.6	(100%)
Segment Adjusted EBITDA	$-	$(0.5)	100%
Segment Adjusted EBITDA Margin(1)	-%	(1.7%)	1.7	pts
Capital expenditures(2)	$-	$1.5	(100%)
Capital intensity	-%	5.5%	(5.5	) pts

pts - percentage points
(1)	Segment Adjusted EBITDA Margin was calculated as Segment Adjusted EBITDA divided by service revenues.
(2)
Represents purchases of property and equipment excluding purchases of property and equipment acquired through vendor-backed financing and finance lease arrangements. Expenditures related to the acquisition of spectrum licenses, if any, were not included in capital expenditures amounts.

The declines shown in the table above were due to the closing of the NuevaTel Transaction in May 2022.

Selected Financial Information

The following tables set forth our summary consolidated financial data for the periods ended and as of the dates indicated below.

The summary consolidated financial data is derived from the Condensed Consolidated Financial Statements for each of the periods indicated in the following tables.

Differences between amounts set forth in the following tables and corresponding amounts in the Condensed Consolidated Financial Statements and related notes which accompany this MD&A are a result of rounding. Amounts for subtotals, totals and percentage variances presented in the following tables may not sum or calculate using the numbers as they appear in the tables as a result of rounding.

Selected balance sheet information

The following table shows selected consolidated financial data of the Company’s financial position as of March 31, 2023 and December 31, 2022. The table below provides information related to the cause of the changes in financial position by financial statement line item for the period compared.

Consolidated Balance Sheet Data
	As of March 31,	As of December 31,
(in millions, except as noted)	2023	2022	Change includes:
Cash and cash equivalents	$21.7	$25.1	Decline is due to $3.3 million of cash used to fund headquarters operating activities.
% Change	(13%)

Other current assets	14.6	14.7
% Change	(1%)

Other non-current assets	1.3	1.4
% Change	(7%)

Total assets	$37.7	$41.2

Total current liabilities	$5.5	$7.4	Decline is primarily due to payment of accrued employee benefits of $1.2 million and accrued severance of $0.6 million.
% Change	(25%)

Other non-current liabilities	0.3	0.3
% Change	(8%)

Total shareholders’ equity	31.8	33.5	Decline is due to the net loss during the three months ended March 31, 2023.
% Change	(5%)

Total liabilities and shareholders’ equity	$37.7	$41.2

Selected quarterly financial information

The following table shows selected quarterly financial information prepared in accordance with U.S. GAAP:

	2023	2022				2021
(in millions, except per share amounts)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2

Service revenues	$-	$-	$-	$69.2	$131.2	$133.8	$134.4	$134.2
Equipment sales	-	-	-	14.0	24.1	35.3	23.1	23.4
Total revenues	-	-	-	83.2	155.4	169.1	157.5	157.6
Operating expenses	(1.8)	(1.9)	(3.4)	380.3	(149.1)	(170.7)	(275.0)	(161.6)
Operating (loss) income	(1.8)	(1.9)	(3.4)	463.5	6.2	(1.6)	(117.5)	(4.1)
Interest expense	-	-	-	(8.6)	(14.3)	(13.8)	(13.4)	(13.2)
Change in fair value of warrant liability	-	-	-	-	0.1	(0.1)	-	0.1
Debt extinguishment, modification and issuance costs	-	-	-	(8.5)	-	-	-	(7.0)
Other, net	0.2	1.8	(2.0)	30.2	(14.6)	(7.7)	2.2	0.4
(Loss) income before income taxes	(1.6)	(0.1)	(5.4)	476.6	(22.6)	(23.2)	(128.7)	(23.8)
Income tax (expense) benefit	-	(0.1)	-	(5.2)	(6.2)	(5.3)	1.0	(2.7)
Net (loss) income	(1.6)	(0.2)	(5.4)	471.5	(28.8)	(28.5)	(127.7)	(26.5)
Net (income) loss attributable to noncontrolling interests	-	-	-	(2.5)	(1.1)	0.3	37.1	9.3
Net (loss) income attributable to TIP Inc.	$(1.6)	$(0.2)	$(5.4)	$468.9	$(29.8)	$(28.2)	$(90.6)	$(17.2)

Net (loss) income attributable to TIP Inc. per share:
Basic	$(0.02)	$-	$(0.06)	$5.36	$(0.34)	$(0.33)	$(1.37)	$(0.29)
Diluted	$(0.02)	$-	$(0.06)	$5.31	$(0.34)	$(0.33)	$(1.37)	$(0.29)

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

Fluctuations in net income from quarter to quarter resulted from events that were unique or that occurred irregularly, such as losses on the refinance of debt, foreign exchange gains or losses, changes in the fair value of warrant liability and derivative instruments, impairment or sale of assets and operations, changes in income taxes and impact of the COVID-19 pandemic.

New Zealand and Bolivia

Prior to the closing of the 2degrees Sale and the NuevaTel Transaction, trends in New Zealand’s and Bolivia’s service revenues and overall operating performance were affected by:

•	Lower prepaid subscribers due to a shift in focus to postpaid sales;
•	Higher usage of wireless data due to the migration from 3G to 4G Long Term Evolution in Bolivia;
•	Increased competition and changes in the market leading to larger data bundles offered for prices which impacted data ARPU;
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

Liquidity and Capital Resources Measures

As of March 31, 2023, the Company had $21.7 million in cash and cash equivalents, exclusive of our share of the purchase price escrow established in connection with the 2degrees Sale in mid-May 2022. The $21.7 million in cash and cash equivalents includes $7.3 million CAD for future distributions and ongoing costs denominated in that currency. As of December 31, 2022, the Company had $25.1 million in cash and cash equivalents.

Approximately $22 million NZD ($14.0 million based on the exchange rate as of March 31, 2023) of the consideration paid by Voyage Digital for the Company’s 2degrees shares is being held in escrow as recourse for potential indemnification claims that may arise under the Purchase Agreement. The amount in escrow represents a consideration receivable and is included in Sale proceeds held in escrow within current assets in the Company’s Condensed Consolidated Balance Sheet as it is currently considered to be probable that the amount will be received in full upon completion of the escrow period. The escrowed proceeds are scheduled to be released in late May 2023. The amount of escrow proceeds that will ultimately be received will depend upon whether any indemnification obligations arise under the Purchase Agreement, and the receivable will be monitored for potential impairment over time as facts and circumstances evolve.

The Company’s cash reserve includes its share of the escrow balance retained from the proceeds of the 2degrees Sale. In connection with the Company’s plan of liquidation adopted on June 10, 2022, the cash reserve will be utilized for costs related to the eventual dissolution of the Company, including costs related to continued financial reporting and headquarters costs through the six-year indemnification period following the closing of the 2degrees Sale along with payment of the $5.8 million balance of Total liabilities as of March 31, 2023 as presented in the Company’s Condensed Consolidated Balance Sheet (including $4.5 million of remaining severance payments to be made in connection with the Company’s wind-down process, with substantially all of such amount having been paid in April 2023). The cash reserve will also be utilized for the payment of indemnification claims, if any, that may arise from the transaction but are not funded by the warranty insurance policy purchased in connection with the 2degrees Sale or by the aforementioned purchase price escrow.

Furthermore, based on the Company’s current estimates, the Company expects to make a distribution in mid-2023 in the range of $15 million to $20 million. However, as previously disclosed, the amount and timing of future shareholder distributions is subject to certain factors, including the amount and timing of the release to the Company of funds held in escrow to secure payment of certain indemnification obligations under the Purchase Agreement (the escrow period is scheduled to terminate in late May 2023), fluctuations in foreign currency exchange rates and costs associated with the dissolution of the Company.

In the fourth quarter of 2022, the Company entered into forward exchange contracts to sell an aggregate of $20 million NZD and buy an aggregate of $12.3 million USD on June 30, 2023. These contracts were entered into in order to mitigate exposure to fluctuations in the NZD to USD exchange rate for substantially all of the proceeds from the 2degrees Sale held in escrow.

The Company expects that it will be required to comply with Canadian and U.S. public company reporting obligations through the six-year indemnification period following the closing of the 2degrees Sale. During the period in which the Company continues to report publicly, we will be responsible for maintaining appropriate processes and controls around financial reporting. However, given the significantly reduced risk profile of the Company following the 2degrees Sale and NuevaTel Transaction, we have reduced our cost structure, with a significant portion of the workforce having ceased employment with the Company in September 2022, and we have retained only a limited number of resources to ensure compliance with ongoing regulatory and audit requirements. The Company has also negotiated with service providers to ensure a significant reduction in costs going forward. It is also the Company’s expectation that following the escrow release in late May 2023 and subsequent distribution in mid-2023, the Company will endeavor to further adjust its cost structure.

Accordingly, management believes that our working capital will be adequate to meet the Company’s requirements for the next twelve months following the date of this MD&A. With the sale of our operations, the Company no longer has material cash requirements to fund capital expenditures or significant contractual obligations.

Selected cash flows information

The following table summarizes the Condensed Consolidated Statement of Cash Flows for the periods indicated:

	Three Months Ended March 31,		% Variance
(in millions)	2023	2022	2022 vs 2021

Net cash (used in) provided by
Operating activities	$(3.3)	$19.7	(117%)
Investing activities	-	(27.0)	100%
Financing activities	-	7.7	(100%)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3.3)	$0.4	n/	m

n/m - not meaningful

Cash flow (used in) provided by operating activities

Cash flow used in operating activities increased by $23.0 million for the three months ended March 31, 2023 compared to the same period in 2022, as a result of the sale of operations in the second quarter of 2022. Cash flow used in operating activities for the three months ended March 31, 2023 were primarily related to the activities at headquarters to maintain appropriate processes and controls around financial reporting.

Cash flow used in investing activities

Cash flow used in investing activities declined by $27.0 million for the three months ended March 31, 2023 compared to the same period in 2022, due to $26.3 million of capital expenditures in the first quarter of 2022 with no comparable activity in the same quarter of 2023.

Cash flow provided by financing activities

Cash flow provided by financing activities declined by $7.7 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to proceeds from short-term loan agreements entered into in the first quarter of 2022 with no comparable activity in 2023.

Contractual obligations

As a result of the sale of operations in the second quarter of 2022, the Company no longer has any significant contractual obligations as of March 31, 2023.

Effect of inflation

The Company’s management believes inflation has not had a material effect on its financial condition or results of operations in recent years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that would have a material effect on the Condensed Consolidated Financial Statements as of March 31, 2023.

Transactions with Related Parties

The Company has not engaged in any related party transactions or arrangements during the three months ended March 31, 2023. For additional information on related party transactions, see Note 20 – Related Party Transactions to our Consolidated Annual Financial Statements.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our 2022 Annual Report.

Recent Accounting Pronouncements

The effects of recently issued accounting standards are discussed in Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements.

Changes in Accounting Policies Including Initial Adoption

Other than the adoption of new accounting standards, as discussed in Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements, there have been no other changes in the Company’s accounting policies.

Financial Instruments and Other Instruments

The Company considers the management of financial risks to be an important part of its overall corporate risk management policy. The Company uses derivative financial instruments to manage existing exposures, irrespective of whether such relationships were formally documented as hedges in accordance with hedge accounting requirements. This is further described in the Condensed Consolidated Financial Statements (see Note 6 – Derivative Financial Instruments to the Condensed Consolidated Financial Statements).

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

Consolidated Adjusted EBITDA and Adjusted EBITDA Margin

Consolidated Adjusted EBITDA (“Adjusted EBITDA”) represents Net loss (the most directly comparable U.S. GAAP measure) excluding amounts for: income tax expense; interest expense; depreciation, amortization and accretion; equity-based compensation (recorded as a component of General and administrative expense); loss on disposal of assets; and all other non-operating income and expenses. Net loss margin is calculated as Net loss divided by service revenues. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by service revenues. Adjusted EBITDA and Adjusted EBITDA Margin are common measures of operating performance in the telecommunications industry. The Company’s management believes Adjusted EBITDA and Adjusted EBITDA Margin are helpful measures because they allow management to evaluate the Company’s performance by removing from its operating results items that do not relate to core operating performance. The Company’s management believes that certain investors and analysts use Adjusted EBITDA to value companies in the telecommunications industry. The Company’s management believes that certain investors and analysts also use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate the performance of the Company’s business. Adjusted EBITDA and Adjusted EBITDA Margin have no directly comparable U.S. GAAP measure. The following table provides a reconciliation of Adjusted EBITDA to the most comparable financial measure reported under U.S. GAAP, Net loss.

Consolidated Adjusted EBITDA
	Three Months Ended March 31,
(in millions)	2023	2022

Net loss	$(1.6)	$(28.8)

Interest expense	-	14.3
Depreciation, amortization and accretion	-	18.1
Change in fair value of warrant liability	-	(0.1)
Income tax expense	-	6.2
Other, net	(0.2)	14.6
Equity-based compensation	-	0.5
Loss on disposal of assets	-	0.5
Transaction and other nonrecurring costs(1)	-	2.5
Consolidated Adjusted EBITDA	$(1.8)	$27.8
Net loss margin (Net loss divided by service revenues)	-%	(21.9%)
Consolidated Adjusted EBITDA Margin	-%	21.2%
(Consolidated Adjusted EBITDA divided by service revenues)

(1)
2022 includes $1.8 million of costs in connection with the 2degrees Sale and $0.6 million of costs related to the NuevaTel Transaction. See Note 2 – Sale of Operations to the Condensed Consolidated Financial Statements for further information related to these transactions.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to provide reasonable assurance that all material information relating to the Company is identified and communicated to management on a timely basis. Management of the Company, under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), is responsible for establishing and maintaining disclosure controls and procedures in accordance with the requirements of National Instrument 52-109 of the Canadian Securities Administrators and as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended, to provide reasonable assurance that all material information relating to the Company, including its consolidated subsidiaries, is (a) recorded, processed, summarized and reported within the time periods specified in the applicable securities legislation, and (b) accumulated and communicated to management, including the CEO and CFO, to ensure appropriate and timely decisions are made regarding public disclosure.

Based on management’s evaluation, the CEO and the CFO concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management of the Company, under the supervision of the CEO and CFO, is responsible for establishing adequate internal controls over financial reporting which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. However, due to their inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements and fraud.  Management has used the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to establish and maintain adequate design of the Company’s internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, there were no changes made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations of Controls and Procedures

The Company’s disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, a control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of a control system are met.

Due to their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all misstatements and fraud. The Company will continue to periodically review its disclosure controls and procedures and internal control over financial reporting and may make such modifications from time to time as it considers necessary.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

As of the date of this quarterly report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

3.1	Certificate of Incorporation of Alignvest Acquisition Corporation, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 40-F filed on November 15, 2016
3.2	Articles of Amendment of Alignvest Acquisition Corporation, incorporated by reference to Exhibit 99.11 to the Company’s Registration Statement on Form 40-F filed on November 15, 2016
3.3	Articles of Arrangement with attached Plan of Arrangement, incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K furnished on February 9, 2017
3.4	Articles of Trilogy International Partners Inc., incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K furnished on February 22, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILOGY INTERNATIONAL PARTNERS INC.

Date:	May 11, 2023	By:	/s/ Erik Mickels
		Title:	Senior Vice President and
Chief Financial Officer