Form 10-Q
period 2023-06-30
Trilogy International Partners Inc.
filed 2023-08-10
CIK 1689382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Yes  ☒   No  ☐

As of August 10, 2023, there were 88,627,593 Common Shares, no par value, outstanding.

Trilogy International Partners Inc.
Form 10-Q
For the quarter ended June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRILOGY INTERNATIONAL PARTNERS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1) Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Balance Sheets
(US dollars in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$30,270	$25,067
Sale proceeds held in escrow	153	14,115
Prepaid expenses and other current assets	248	573
Total current assets	30,671	39,755

Property and equipment, net	10	12
Other assets	1,226	1,403
Total assets	$31,907	$41,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62	$49
Other current liabilities and accrued expenses	978	7,317
Total current liabilities	1,040	7,366
Other non-current liabilities	264	348
Total liabilities	1,304	7,714
Commitments and contingencies
Shareholders’ equity:
Common shares, no par value, and additional paid-in capital; unlimited authorized, 88,627,593 and 88,627,593 shares issued and outstanding	-	-
Accumulated earnings	30,603	33,456
Total shareholders’ equity	30,603	33,456

Total liabilities and shareholders’ equity	$31,907	$41,170

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(US dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
Wireless service revenues	$-	$53,290	$-	$154,752
Fixed broadband service revenues	-	14,833	-	42,498
Equipment sales	-	13,971	-	38,096
Non-subscriber international long distance and other revenues	-	1,066	-	3,171
Total revenues	-	83,160	-	238,517

Operating expenses
Cost of service, exclusive of depreciation, amortization and accretion shown separately	-	26,882	-	81,045
Cost of equipment sales	-	14,314	-	39,157
Sales and marketing	-	10,305	-	30,800
General and administrative	1,448	25,965	3,268	56,960
Depreciation, amortization and accretion	1	294	2	18,416
Loss (gain) on sale of operations and disposal of assets	11	(458,085)	11	(457,590)
Total operating expenses	1,460	(380,325)	3,281	(231,212)
Operating (loss) income	(1,460)	463,485	(3,281)	469,729

Other income (expenses)
Interest expense	-	(8,560)	-	(22,887)
Change in fair value of warrant liability	-	-	-	105
Debt extinguishment costs	-	(8,527)	-	(8,527)
Other, net	249	30,214	497	15,625
Total other income (expenses)	249	13,127	497	(15,684)
(Loss) income before income taxes	(1,211)	476,612	(2,784)	454,045
Income tax expense	(26)	(5,153)	(69)	(11,337)
Net (loss) income	(1,237)	471,459	(2,853)	442,708
Less: Net income attributable to noncontrolling interests	-	(2,517)	-	(3,578)
Net (loss) income attributable to Trilogy International Partners Inc.	$(1,237)	$468,942	$(2,853)	$439,130

Comprehensive (loss) income
Net (loss) income	$(1,237)	$471,459	$(2,853)	$442,708
Other comprehensive loss:
Foreign currency translation adjustments	-	(16,376)	-	(13,197)
Other comprehensive loss	-	(16,376)	-	(13,197)
Comprehensive (loss) income	(1,237)	455,083	(2,853)	429,511
Comprehensive loss (income) attributable to noncontrolling interests	-	1,883	-	(59)
Comprehensive (loss) income attributable to Trilogy International Partners Inc.	$(1,237)	$456,966	$(2,853)	$429,452

Net (loss) income attributable to Trilogy International Partners Inc. per share:
Basic (see Note 9 - Earnings per Share)	$(0.01)	$5.36	$(0.03)	$5.04
Diluted (see Note 9 - Earnings per Share)	$(0.01)	$5.31	$(0.03)	$4.98

Weighted average common shares:
Basic	88,627,593	87,532,391	88,627,593	87,047,872
Diluted	88,627,593	88,292,956	88,627,593	88,149,951

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity
(US dollars in thousands, except shares)
(unaudited)
Three Months Ended					Accumulated
			Additional	Accumulated	Other		Total
	Common Shares		Paid-In	(Deficit)	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Interests	(Deficit) Equity
Balance, March 31, 2022	85,826,853	$-	$296	$(318,183)	$9,158	$36,851	$(271,878)
Equity-based compensation	-	-	3,041	-	-	33	3,074
Net income	-	-	-	468,942	-	2,517	471,459
Other comprehensive loss	-	-	-	-	(11,976)	(4,400)	(16,376)
Return of capital, net of distribution repaid	-	-	(1,333)	(111,634)	-	-	(112,967)
Issuance of shares related to RSUs, change in noncontrolling interests and other	2,800,750	-	(2,004)	-	2,818	(35,001)	(34,187)
Balance, June 30, 2022	88,627,603	$-	$-	$39,125	$-	$-	$39,125

Balance, March 31, 2023	88,627,593	$-	$-	$31,840	$-	$-	$31,840
Net loss	-	-	-	(1,237)	-	-	(1,237)
Balance, June 30, 2023	88,627,593	$-	$-	$30,603	$-	$-	$30,603

Six Months Ended					Accumulated
			Additional	Accumulated	Other		Total
	Common Shares		Paid-In	(Deficit)	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Interests	(Deficit) Equity
Balance, December 31, 2021	86,461,484	$-	$486	$(288,235)	$6,860	$34,855	$(246,034)
Equity-based compensation	-	-	3,485	-	-	87	3,572
Net income	-	-	-	439,130	-	3,578	442,708
Other comprehensive loss	-	-	-	-	(9,678)	(3,519)	(13,197)
Forfeiture of shares	(1,675,336)	-	-	-	-	-	-
Return of capital, net of distribution repaid	-	-	(1,333)	(111,634)	-	-	(112,967)
Issuance of shares related to RSUs, change in noncontrolling interests and other	3,841,455	-	(2,638)	(136)	2,818	(35,001)	(34,957)
Balance, June 30, 2022	88,627,603	$-	$-	$39,125	$-	$-	$39,125

Balance, December 31, 2022	88,627,593	$-	$-	$33,456	$-	$-	$33,456
Net loss	-	-	-	(2,853)	-	-	(2,853)
Balance, June 30, 2023	88,627,593	$-	$-	$30,603	$-	$-	$30,603

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Statements of Cash Flows
(US dollars in thousands)
(unaudited)
	Six Months Ended June 30,
	2023	2022

Operating activities:
Net (loss) income	$(2,853)	$442,708
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	-	2,759
Depreciation, amortization and accretion	2	18,416
Equity-based compensation	-	3,572
Loss (gain) on sale of operations and disposal of assets	11	(457,590)
Non-cash right-of-use (“ROU”) asset lease expense	-	3,686
Non-cash interest expense	-	3,385
Settlement of cash flow hedges	-	(335)
Change in fair value of warrant liability	-	(105)
Debt extinguishment costs	-	8,527
Non-cash gain from change in fair value on cash flow hedges	-	(2,946)
Loss (gain) on forward exchange contracts and unrealized foreign exchange transactions	231	(16,065)
Deferred income taxes	-	396
Changes in operating assets and liabilities:
Accounts receivable	-	(6,460)
Equipment Installment Plan (“EIP”) receivables	-	5,207
Inventory	-	(1,470)
Prepaid expenses and other current assets	(37)	(12,768)
Other assets	52	(1,546)
Accounts payable	13	(6,784)
Operating lease liabilities	-	(7,376)
Other current liabilities and accrued expenses	(5,948)	25,026
Customer deposits and unearned revenue	-	(1,866)
Net cash used in operating activities	(8,529)	(1,629)

Investing activities:
Proceeds from the sale of operations, inclusive of proceeds from forward exchange contracts of $0.1 million and $16.6 million, net of cash sold of $51.1 million	13,732	552,210
Purchase of property and equipment	-	(32,429)
Other, net	-	(687)
Net cash provided by investing activities	13,732	519,094

Financing activities:
Payments of debt, including sale-leaseback and EIP receivables financing obligations	-	(438,807)
Return of capital, net of distribution repaid	-	(112,967)
Proceeds from debt	-	10,000
Proceeds from EIP receivables financing obligation	-	7,290
Other, net	-	(2,778)
Net cash used in financing activities	-	(537,262)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,203	(19,797)

Cash, cash equivalents and restricted cash, beginning of period	25,067	55,010

Effect of exchange rate changes	-	(3,185)

Cash, cash equivalents and restricted cash, end of period	$30,270	$32,028

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

Property and Equipment:
Depreciation expense was insignificant for the three and six months ended June 30, 2023 and for the three months ended June 30, 2022. Depreciation expense was $15.9 million for the six months ended June 30, 2022.

License Costs and Other Intangible Assets:
There were no license costs and other intangible assets balances remaining as of June 30, 2023 or December 31, 2022 due to the sale of operations in May 2022.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
There was no amortization expense of license costs and other intangible assets for the three and six months ended June 30, 2023 and for the three months ended June 30, 2022.  Amortization expense of license costs and other intangible assets was $1.9 million for the six months ended June 30, 2022.

Interest Cost Incurred:
There was no interest cost incurred or expensed for the three and six months ended June 30, 2023. Consolidated interest cost incurred and expensed, prior to capitalization of interest, was $8.6 million and $23.0 million for the three and six months ended June 30, 2022, respectively.

Supplemental Cash Flow Disclosure:
Prior to the sale of our operations in May 2022, the Company acquired property and equipment using current and long-term construction accounts payable. The net change in current and long-term construction accounts payable resulted in additions to Purchase of property and equipment in the Condensed Consolidated Statements of Cash Flows of $7.5 million for the six months ended June 30, 2022.

There was no interest paid, net of capitalized interest, for the six months ended June 30, 2023. Interest paid, net of capitalized interest, was $22.9 million for the six months ended June 30, 2022.

Recently Adopted Accounting Standards:
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for companies that file under private company guidelines or are eligible to report as a “smaller reporting company”, the credit loss standard took effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. Early adoption was permitted for all entities for fiscal years beginning after December 15, 2018. Effective January 1, 2023, the Company adopted the credit loss standard as it became applicable to the Company as a “smaller reporting company”. Adoption of this credit loss standard did not have a material impact on our consolidated financial statements as the Company did not have any receivables in its portfolio during the six months ended June 30, 2023.

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

On May 19, 2022, the Company completed the sale of its 73.2% interest in 2degrees. For its ownership interest in 2degrees, the Company’s share of the total consideration was $930 million NZD (approximately $601 million), net of $33 million NZD ($21 million) of closing adjustments, including transaction advisory fees, along with payments to satisfy the outstanding 2degrees option pool. Upon closing of the 2degrees Sale, the Company recognized a net gain of $443.3 million, inclusive of changes in the NZD to USD foreign currency exchange rate between the funding and settlement of sale proceeds.

Approximately $22 million NZD of the consideration paid by Voyage Digital for the Company’s 2degrees shares was held in escrow as recourse for potential indemnification claims under the Purchase Agreement. During the second quarter of 2023, the Company received $22.3 million NZD ($13.7 million) from the escrowed proceeds, inclusive of $0.6 million NZD of interest accrued on the escrowed amount and changes in the NZD to USD foreign currency exchange rates between funding and settlement of the forward exchange contracts. See Note 6 – Derivative Financial Instruments for additional information regarding the forward exchange contracts. The proceeds of the funds released from escrow to the Company are included in investing activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2023, approximately $0.3 million NZD ($0.2 million) remained outstanding in escrow. Subsequent to June 30, 2023, these remaining proceeds were released to the Company.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The table below presents a computation of the gain on sale of 2degrees based on the derecognition of 2degrees’s net assets:

As of May 19, 2022

Current assets:
Cash, cash equivalents and restricted cash	$39,090
Accounts receivable, net	37,876
EIP receivables, net	35,245
Inventory	10,222
Prepaid expenses and other current assets	29,097
Total current assets	151,530

Property and equipment, net	261,894
Operating lease ROU assets, net	62,758
License costs, goodwill and other intangible assets, net	33,118
Long-term EIP receivables	31,053
Deferred income taxes	21,882
Other assets	37,232
Total assets	$599,467

Current liabilities:
Accounts payable	$4,231
Construction accounts payable	11,750
Current portion of debt and financing lease liabilities	205,493
Customer deposits and unearned revenue	20,611
Short-term operating lease liabilities	8,338
Other current liabilities and accrued expenses	64,787
Total current liabilities	315,210

Long-term debt and financing lease liabilities	395
Non-current operating lease liabilities	68,172
Other non-current liabilities	18,327
Total liabilities	$402,104

Net assets sold	$197,363

Net consideration (1)	$600,712
Less: Net assets sold	(197,363)
Carrying amount of noncontrolling interests	42,709
Accumulated other comprehensive loss attributable to TIP Inc.	(2,818)
Gain on sale of 2degrees operation	$443,240

(1)Net consideration was reduced in the second quarter of 2023 by $18 thousand NZD ($11 thousand) in connection with certain agreed-upon purchase price adjustments paid to Voyage Digital.

As of May 19, 2022, the Company deconsolidated the net assets of 2degrees and recorded the related gain on sale. Income before income taxes for the New Zealand segment was $18.0 million and $35.4 million for the three and six months ended June 30, 2022, respectively. New Zealand segment income before income taxes attributable to TIP Inc. was $13.2 million and $25.9 million for the three and six months ended June 30, 2022, respectively.

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The table below presents a computation of the gain on sale of NuevaTel based on the derecognition of NuevaTel’s net assets:

As of May 14, 2022

Current assets:
Cash, cash equivalents and restricted cash	$11,944
Accounts receivable and EIP receivables, net	24,486
Inventory	1,497
Prepaid expenses and other current assets	12,041
Total current assets	49,968

Property and equipment, net	38,092
Operating lease ROU assets, net	50,612
License costs and other intangible assets, net	33,700
Other assets	6,356
Total assets	$178,728

Current liabilities:
Accounts payable	$17,110
Construction accounts payable	2,275
Current portion of debt and financing lease liabilities	23,989
Customer deposits and unearned revenue	1,922
Short-term operating lease liabilities	10,555
Other current liabilities and accrued expenses	42,031
Total current liabilities	97,882

Long-term debt and financing lease liabilities	8,190
Non-current operating lease liabilities	89,210
Other non-current liabilities	4,646
Total liabilities	$199,928

Net liabilities sold	$(21,200)

Net consideration	$-
Add: Net liabilities sold	21,200
Carrying amount of noncontrolling interests	(6,746)
Gain on sale of NuevaTel operation	$14,454

As of May 14, 2022, the Company deconsolidated the net assets of NuevaTel. Loss before income taxes for the Bolivia segment was $3.3 million and $9.5 million for the three and six months ended June 30, 2022, respectively. Bolivia segment loss before income taxes attributable to TIP Inc. was $2.4 million and $6.8 million for the three and six months ended June 30, 2022, respectively.

Presentation of activities and acceleration of equity compensation vesting

In addition to transaction fees that reduced sale proceeds and were therefore reflected within the 2degrees Sale and NuevaTel Transaction net gain amounts, approximately $2 million of professional service fees were expensed as incurred during the six months ended June 30, 2022. Transaction costs relating to the 2degrees Sale and NuevaTel Transaction incurred during the six months ended June 30, 2023 were immaterial. These expenses are included in General and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In connection with the 2degrees Sale, the Company accelerated the vesting of all outstanding restricted share units (“RSUs”) issued to certain officers and employees under TIP Inc.’s restricted share unit plan and settled the deferred share units issued to directors of TIP Inc. under its deferred share unit plan. The RSUs vested immediately prior to the closing of the 2degrees Sale, on May 19, 2022. As a result of the change in vesting period, $3.0 million of unrecognized equity-based compensation expense was recognized in the second quarter of 2022. Additionally, in connection with the 2degrees Sale, 25.7 million of vested 2degrees service-based share options which were outstanding prior to the 2degrees Sale were deemed exercised and the shares of 2degrees issued in connection therewith were acquired by Voyage Digital as part of the purchase of all outstanding equity of 2degrees. The conversion of options and acquisition of resulting shares were executed in accordance with the existing terms of the 2degrees option plan. The Company also recorded $5.9 million in severance benefits in the second quarter of 2022 within General and administrative expenses, and the majority of such amount was paid in the second quarter of 2023.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
NOTE 3 – EIP RECEIVABLES

Prior to the sale of our operations in the second quarter of 2022, 2degrees and NuevaTel offered certain wireless subscribers the option to pay for their handsets in installments over a period of up to 36 months using an EIP. There were no unbilled EIP receivables as of June 30, 2023 or December 31, 2022.

Sales of EIP Receivables:
2degrees was party to a mobile handset receivables sales agreement with a third party New Zealand financial institution.

The following table summarizes the impact of the sales of the EIP receivables in the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022

EIP receivables derecognized	$1,557	$7,346
Cash proceeds	(1,432)	(6,758)
Reversal of unamortized imputed discount	(109)	(436)
Reversal of allowance for doubtful accounts	(93)	(439)
Pre-tax gain on sales of EIP receivables	$(77)	$(287)

NOTE 4 – OTHER CURRENT LIABILITIES AND ACCRUED EXPENSES

	As of June 30, 2023	As of December 31, 2022

Payroll, severance and other employee benefits	$726	$6,779
Other	252	538
Other current liabilities and accrued expenses	$978	$7,317

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
There were no assets measured at fair value on a recurring basis as of June 30, 2023 or December 31, 2022. There were no liabilities measured at a fair value on a recurring basis as of June 30, 2023. The following table presents liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Forward exchange contracts	$359	$-	$359	$-
Total liabilities	$359	$-	$359	$-

The fair value of forward exchange contracts was based on the differential between the contract price and the foreign currency exchange rate as of the balance sheet date.

There were no transfers between levels within the fair value hierarchy during the six months ended June 30, 2023 or 2022.

Cash and cash equivalents, deposits, accounts payable and accrued expenses were carried at cost, which approximates fair value given their short-term nature.

For the three and six months ended June 30, 2023 and 2022, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps:
Prior to the 2degrees Sale, 2degrees entered into various interest rate swap agreements to fix its future interest payments under its then outstanding bank loan syndication and the New Zealand EIP receivables secured borrowing arrangement. Under these agreements, 2degrees principally received a variable amount based on the New Zealand Bank Bill Reference Rate and paid a fixed amount based on fixed rates. Settlement in cash occurred quarterly until termination and the variable interest rate was reset on the first day of each calendar quarter. These derivative instruments were not designated for hedge accounting; thus changes in the fair value were recognized in earnings in the period incurred. There were no interest rate swap balances remaining as of June 30, 2023 and December 31, 2022. As a result, there was no financial activity related to these derivative financial instruments for the three and six months ended June 30, 2023. Summarized financial information for the three and six months ended June 30, 2022 is shown below:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Non-cash gain from change in fair value recorded in Other, net	$1,277	$2,946
Net cash settlement	$51	$335

Forward Exchange Contracts:
In the fourth quarter of 2022, the Company entered into forward exchange contracts to sell an aggregate of $20 million NZD and buy an aggregate of $12.3 million USD on June 30, 2023. These contracts were entered into in order to mitigate exposure to fluctuations in the NZD to USD exchange rate for substantially all of the proceeds from the 2degrees Sale held in escrow. These derivative instruments were not designated for hedge accounting, thus changes in the fair value are recognized in earnings in the period incurred. The foreign exchange gains or losses relating to these forward exchange contracts were recognized in Other, net and were not material for the three and six months ended June 30, 2023. These forward exchange contracts were settled in June 2023 in connection with the receipt of the escrowed proceeds from the 2degrees Sale and the related cash proceeds are included in investing activities in the Condensed Consolidated Statement of Cash Flows.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
In March 2022, the Company entered into a forward exchange contract to mitigate exposure to fluctuations in the NZD to USD exchange rate for a portion of the proceeds we received from the 2degrees Sale. The foreign exchange contract secured an NZD foreign exchange rate based on a sliding scale which included rates of 0.6688 at May 31, 2022 and 0.6677 at the June 30, 2022 long-stop date for $450 million USD ($674 million NZD), which approximated the amount of the USD denominated debt that was paid upon the closing of the 2degrees Sale. A gain of $32.5 million and $16.6 million was recognized in Other, net during the three and six months ended June 30, 2022, respectively, which reflected the differential between the contract price and the foreign exchange rate as of the settlement date under this forward exchange contract. The forward exchange contract was settled in May 2022 in connection with the 2degrees Sale and the related cash proceeds are included in investing activities in the Condensed Consolidated Statement of Cash Flows.

Prior to the 2degrees Sale, 2degrees had short-term forward exchange contracts to manage exposure to fluctuations in foreign currency exchange rates. There were no forward exchange contract balances remaining as of June 30, 2023 and December 31, 2022. These derivative instruments were not designated for hedge accounting, thus changes in the fair value were recognized in earnings in the period incurred. Gains or losses resulting from these contracts were immaterial for the three and six months ended June 30, 2022.

NOTE 7 – EQUITY

TIP Inc. Capital Structure
TIP Inc.’s authorized share structure initially consisted of two classes of shares, common shares, no par value (the “Common Shares”), and a special voting share (the “Special Voting Share”). The Special Voting Share was surrendered in October 2021. Consequently, as of June 30, 2023, there were no Special Voting Shares outstanding.

TIP Inc. Common Shares:
TIP Inc. is authorized to issue an unlimited number of Common Shares. As of June 30, 2023, TIP Inc. had 88,627,593 Common Shares outstanding. Holders of Common Shares are entitled to one vote for each share held on matters submitted to a vote of shareholders.

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

Cash Distributions:
In the second quarter of 2022, the Board declared a distribution to shareholders of approximately $115.8 million, or approximately $1.31 per share (declared as a $150 million Canadian dollars (“C$”) distribution), representing a return of capital distribution pursuant to the plan of liquidation adopted by the Board on June 10, 2022. This distribution was paid in the second quarter of 2022 following the closing of the 2degrees Sale on May 19, 2022 and represented the initial and primary distribution of the net cash proceeds of the sale.

Subsequent to June 30, 2023, the Board declared a second distribution to shareholders of approximately $20.8 million, or approximately $0.23 per share (declared as a C$27.5 million distribution). This distribution was paid in the third quarter of 2023 following the release of the proceeds held in escrow from the 2degrees Sale in June 2023. See Note 2 – Sale of Operations and Note 13 – Subsequent Events.

Any future additional return of capital distributions will depend on the Company’s corporate expenses, financial condition and other factors as determined by the Board.

Trilogy LLC Capital Structure
On February 7, 2017, Trilogy International Partners LLC (“Trilogy LLC”), a Washington limited liability company, and Alignvest Acquisition Corporation completed a court approved plan of arrangement (the “Arrangement”) pursuant to an arrangement agreement dated November 1, 2016 (as amended December 20, 2016). As a result of the Arrangement, TIP Inc. obtained a controlling interest in and began consolidating Trilogy LLC. As of June 30, 2023, TIP Inc. held a 100% economic ownership interest in Trilogy LLC through its wholly owned subsidiary, Trilogy International Partners Intermediate Holdings Inc. (“Trilogy Intermediate Holdings”).

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The equity interests in Trilogy LLC historically consisted of three classes of units; however, as of June 30, 2023, only Class B Units (as defined below) were outstanding.

Class B Units:
TIP Inc. indirectly holds the Class B Units of Trilogy LLC (the “Class B Units”) through Trilogy Intermediate Holdings. The Class B Units represented TIP Inc.’s indirect economic interest in Trilogy LLC under the Trilogy LLC amended and restated Limited Liability Company Agreement. As of June 30, 2023, there were 88,627,593 Class B Units outstanding.

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

There were no revenues for the three and six months ended June 30, 2023. The following table presents the disaggregated reported revenue by category for the three and six months ended June 30, 2022:

	Three Months Ended
	June 30, 2022
	New Zealand	Bolivia	Other	Total

Postpaid wireless service revenues	$27,594	$5,558	$-	$33,152
Prepaid wireless service revenues	13,652	5,842	-	19,494
Fixed broadband service revenues	14,154	679	-	14,833
Equipment sales	13,956	15	-	13,971
Other wireless service and other revenues	1,015	661	34	1,710
Total revenues	$70,371	$12,755	$34	$83,160

	Six Months Ended
	June 30, 2022
	New Zealand	Bolivia	Other	Total

Postpaid wireless service revenues	$79,133	$17,426	$-	$96,559
Prepaid wireless service revenues	38,620	17,434	-	56,054
Fixed broadband service revenues	40,356	2,142	-	42,498
Equipment sales	38,042	54	-	38,096
Other wireless service and other revenues	2,909	2,313	88	5,310
Total revenues	$199,060	$39,369	$88	$238,517

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
Contract assets were primarily related to our rights to consideration for goods or services provided to the customers but for which we did not have an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue was allocated between wireless services and equipment revenues. In conjunction with these arrangements, a contract asset may have been created, which represented the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset was reclassified as an account receivable as wireless services were provided and amounts were billed to the customer. We had the right to bill the customer as service was provided over time, which resulted in our right to the payment being unconditional. We assessed our contract assets for impairment on a quarterly basis and recognized an impairment charge to the extent their carrying amount was not recoverable. There were no contract assets following the sale of our operations in the second quarter of 2022. For the three and six months ended June 30, 2022, the impairment charges related to contract assets were insignificant.

The following table represents changes in the contract assets balance for the six months ended June 30, 2022:

Contract Assets
2022

Balance at January 1	$1,413
Increase resulting from new contracts	2,897
Contract assets reclassified to a receivable or collected in cash	(1,300)
Foreign currency translation	(80)
Sale of operations	(2,930)
Balance at June 30	$-

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

There were no deferred revenue balances following the sale of our operations in the second quarter of 2022. The following table represents changes in the contract liabilities deferred revenue balance for the six months ended June 30, 2022:

Deferred Revenue
2022

Balance at January 1	$25,851
Net increase in deferred revenue	21,194
Revenue recognized related to the balance existing at January 1(1)	(23,633)
Foreign currency translation	(879)
Sale of operations	(22,533)
Balance at June 30	$-

(1) The amount related to revenue recognized during the three months ended June 30, 2022 was $1.2 million.

Contract Costs:
Revenue from Contracts with Customers (“Topic 606”) requires the recognition of an asset for incremental costs to obtain a customer contract. These costs are then amortized to expense over the respective periods of expected benefit. We recognized an asset for direct and incremental commission expenses paid to external and certain internal sales personnel and agents in conjunction with obtaining customer contracts. These costs were amortized and recorded ratably as commission expense over the expected period of benefit, which typically ranged from 1 to 3 years. Further, we elected to apply the practical expedient available under Topic 606 that permitted us to expense incremental costs immediately for costs with an estimated amortization period of less than one year. Following the sale of operations in the second quarter of 2022, there were no contract costs balances.

Capitalized contract costs were assessed for impairment on a periodic basis. There were no impairment losses recognized on capitalized contract costs for the three and six months ended June 30, 2022.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The following table represents changes in the contract costs balance for the six months ended June 30, 2022:

Contract Costs
2022

Balance at January 1	$18,628
Incremental costs of obtaining and contract fulfillment costs	4,936
Amortization included in operating costs	(6,078)
Foreign currency translation	(610)
Sale of operations	(16,876)
Balance at June 30	$-

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net earnings by the basic weighted average Common Shares outstanding. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of Common Shares plus the effect of potential dilutive Common Shares outstanding during the period using the treasury stock method.

In calculating diluted net (loss) income per share, if the change in fair value of any warrant liability was dilutive, the numerator and denominator were adjusted for such change and the number of potentially dilutive Common Shares assumed to be outstanding during the period was calculated using the treasury stock method. No adjustments were made when warrants were out of the money. The Company’s warrants expired on February 7, 2022.

For the three and six months ended June 30, 2022, the Company’s warrants were out of the money and no adjustment was made to exclude the gain recognized by TIP Inc. for the change in fair value of the warrant liability. There were no warrants outstanding for the three and six months ended June 30, 2023.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The components of basic and diluted earnings per share were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Basic EPS:
Numerator:
Net (loss) income attributable to TIP Inc.	$(1,237)	$468,942	$(2,853)	$439,130

Denominator:
Basic weighted average Common Shares outstanding	88,627,593	87,532,391	88,627,593	87,047,872

Net (loss) income per share:
Basic	$(0.01)	$5.36	$(0.03)	$5.04

Diluted EPS:
Numerator:
Net (loss) income attributable to TIP Inc.	$(1,237)	$468,942	$(2,853)	$439,130

Denominator:
Basic weighted average Common Shares outstanding	88,627,593	87,532,391	88,627,593	87,047,872
Effect of dilutive securities:
Unvested RSUs	-	760,565	-	1,102,079
Diluted weighted average Common Shares outstanding	88,627,593	88,292,956	88,627,593	88,149,951

Net (loss) income per share:
Diluted	$(0.01)	$5.31	$(0.03)	$4.98

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The components of total lease cost, net consisted of the following:
		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2023	2022	2023	2022
Operating lease cost:(1)
	Cost of service	$-	$2,366	$-	$9,473
	Sales and marketing	-	349	-	937
	General and administrative	55	200	107	1,301
		$55	$2,915	$107	$11,711
Financing lease cost:
Amortization of ROU assets	Depreciation, amortization and accretion	-	147	-	421
Interest on lease liabilities	Interest expense	-	47	-	140
Total net lease cost		$55	$3,109	$107	$12,272
(1)
Operating lease costs include short-term lease costs and variable costs. Short-term lease costs for the three months ended June 30, 2022 were immaterial. Short-term lease costs for the six months ended June 30, 2022 were $2.4 million. Variable costs were immaterial for the periods presented.

Sublease income was not significant for the periods presented.

Following the sale of our operations in the second quarter of 2022, the Company’s remaining operating lease costs consist of the lease of its corporate headquarters office in a commercial building that expires in October 2025 at a monthly cost of approximately $17 thousand. The lease asset is included in Other assets and the short-term portion and long-term portion of the lease liability are included in Other current liabilities and accrued expenses and Other non-current liabilities, respectively, in our Condensed Consolidated Balance Sheets.

The cash flow information for leases for the six months ended June 30, 2023 was not significant. The following table presents cash flow information for leases for the six months ended June 30, 2022:
Six Months Ended June 30,
2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$12,057
Operating cash flows for finance leases	$140
Financing cash flows for finance leases	$372

Supplemental lease cash flow disclosures
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$817

ROU assets obtained in exchange for new lease liabilities were not significant for the periods presented.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments:
Following the sales of operations during the second quarter of 2022, there were no remaining outstanding commitments as of June 30, 2023.

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The Company’s former subsidiaries are party to various lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Although the Company no longer owns an interest in these subsidiaries, it may have liability with respect to the outcomes of certain lawsuits, regulatory proceedings or claims against the former subsidiaries to the extent specified in indemnification provisions of the share sale agreements to which the Company is a party, including the six year indemnification period following the closing of the 2degrees Sale. Management believes that although the outcomes of these proceedings are uncertain, any liability ultimately arising from these actions should not have a material adverse impact on the Company’s financial condition, results of operations or cash flows. The Company has previously accrued for any material contingencies where the Company’s management believed the loss was probable and estimable. Following the sales of operations during the second quarter of 2022, there are no contingencies accrued as of June 30, 2023.

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

The Company historically had two reportable segments, New Zealand and Bolivia. However, as a result of the closing of the 2degrees Sale and NuevaTel Transaction in the second quarter of 2022, the Company no longer holds ownership interests in the business that historically comprised the New Zealand and Bolivia segments. See Note 2 – Sale of Operations for additional information regarding the 2degrees Sale and the NuevaTel Transaction. Since presentation of discontinued operations is not applicable, as discussed therein, the presentation of segment information for New Zealand and Bolivia has been retained.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The table below presents financial information for our reportable segments through the date of their dispositions and reconciles total Segment Adjusted EBITDA to (Loss) income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
New Zealand	$-	$70,371	$-	$199,060
Bolivia	-	12,755	-	39,369
Unallocated corporate & eliminations	-	34	-	88
Total revenues	$-	$83,160	$-	$238,517

Segment Adjusted EBITDA
New Zealand	$-	$18,705	$-	$51,530
Bolivia	-	660	-	209

Equity-based compensation	-	(3,074)	-	(3,572)
Transactions and other nonrecurring costs	-	(7,150)	-	(9,634)
Depreciation, amortization and accretion	(1)	(294)	(2)	(18,416)
Loss (gain) on sale of operations and disposal of assets	(11)	458,085	(11)	457,590
Interest expense	-	(8,560)	-	(22,887)
Change in fair value of warrant liability	-	-	-	105
Debt extinguishment costs	-	(8,527)	-	(8,527)
Other, net	249	30,214	497	15,625
Unallocated corporate & eliminations	(1,448)	(3,447)	(3,268)	(7,978)
(Loss) income before income taxes	$(1,211)	$476,612	$(2,784)	$454,045

NOTE 13 – SUBSEQUENT EVENTS

Cash Distribution:
In July 2023, the Company completed a return of capital distribution to shareholders pursuant to the plan of liquidation that was adopted by the Board on June 10, 2022. The return of capital distribution was C$0.31 per Common Share, representing an aggregate amount of approximately C$27.5 million (approximately $20.8 million). The ultimate liquidation of the Company will be subject to a shareholder vote and the satisfaction of certain other legal requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) contains important information about the business of Trilogy International Partners Inc. (“TIP Inc.”, together with its consolidated subsidiaries, the “Company”) and its performance for the three and six months ended June 30, 2023. This MD&A should be read in conjunction with TIP Inc.’s audited consolidated financial statements for the year ended December 31, 2022 and notes thereto (the “Consolidated Annual Financial Statements”), prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) as issued by the Financial Accounting Standards Board, TIP Inc.’s MD&A for the year ended December 31, 2022 and TIP Inc.’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and notes thereto (the “Condensed Consolidated Financial Statements”), prepared in accordance with U.S. GAAP.

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

All financial results and metrics for the three and six months ended June 30, 2022 included in this MD&A reflect the results of the New Zealand segment through May 19, 2022 and of the Bolivia segment through May 14, 2022.

All dollar amounts are in U.S. dollars (“USD”), unless otherwise stated. Amounts for subtotals, totals and percentage variances included in tables in this MD&A may not sum or calculate using the numbers as they appear in the tables due to rounding. This MD&A is current as of August 10, 2023 and was approved by TIP Inc.’s board of directors (the “Board”).

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

Forward-looking statements include statements about the Company’s business outlook for the short and longer term and statements regarding the Company’s strategy and plans. Furthermore, any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance are not statements of historical fact and may be forward-looking statements. Such statements are identified often, but not always, by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” occur, be taken, or be achieved, or the negative of any of these terms and similar expressions including, but not limited to:

•	the timing of the liquidation and dissolution of the Company pursuant to its plan of liquidation adopted on June 10, 2022;
•	the timing and amount of any distribution to shareholders;
•	the expenses associated with the Company losing its foreign private issuer status under U.S. federal securities laws;
•	the ability of U.S. persons to sell their common shares of TIP Inc. (the “Common Shares”);
•
the Board’s expectation that the financial resources available to the Company following the cash distributions to shareholders will be adequate to fund the Company’s outstanding indemnification obligations, if any, and ongoing costs of operating the Company prior to its liquidation and dissolution; and

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

Forward-looking statements are not promises or guarantees of future performance. Such statements reflect the Company’s current views with respect to future events and may change significantly. Forward-looking statements are subject to, and are necessarily based upon, a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant economic uncertainties and contingencies, many of which, with respect to future events, are subject to change. The material assumptions used by the Company to develop such forward-looking statements include, but are not limited to:

•
the expenses associated with the Company’s continued financial reporting and other compliance obligations through May 2028, when its remaining indemnification obligations related to the 2degrees Sale are scheduled to expire; and

•	taxes payable by the Company.

Many factors could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors, including, without limitation, those described under the heading “Risk Factors” included in the 2022 Annual Report and those referred to in the Company’s other regulatory filings with the U.S. Securities and Exchange Commission in the United States and the provincial securities commissions in Canada. Such risks, as well as uncertainties and other factors that could cause actual events or results to differ significantly from those expressed or implied in the Company’s forward-looking statements, include, without limitation:

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

•	additional expenses in connection with the Company losing its foreign private issuer status under U.S. federal securities laws;
•	the determination to not pay dividends;
•	risks related to the liquidity of the market for the Common Shares;
•	risks related to litigation, including class actions and regulatory matters;
•	risks that the market price and trading volume of the Common Shares may materially decrease or experience increased fluctuation;
•	foreign exchange rate and associated risks;
•	risks related to withholding taxes;
•	risks related to the impact of new laws and regulations;
•	risks associated with the Company’s internal controls over financial reporting; and
•	the costs associated with the dissolution of the Company.

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

The 2degrees Sale and the NuevaTel Transaction were not presented as discontinued operations in this MD&A since the associated activities represented substantially all of the Company’s net productive assets, business activities and results of operations. Accordingly, they do not meet the definition of a component of an entity that would qualify for discontinued operations presentation because they are not clearly distinguishable from the rest of the entity. Since presentation of discontinued operations is not applicable, the presentation of segment information for New Zealand and Bolivia has been retained.

See Note 2 – Sale of Operations to the Condensed Consolidated Financial Statements for additional information regarding the 2degrees Sale and the NuevaTel Transaction.

As of June 30, 2023, the Company had 6 employees.

Foreign Currency

In New Zealand, the Company generated revenue and incurred costs in NZD in 2022. Fluctuations in the value of the NZD relative to the USD increased or decreased the Company’s overall revenue and profitability as stated in USD, which is the Company’s reporting currency. The average exchange rate for the three and six months ended June 30, 2022 was 0.66 and 0.67, respectively, for the NZD, expressed in USD. Additionally, the amount held in escrow from the 2degrees Sale is denominated in NZD. The exchange rate in effect as of June 30, 2023 and December 31, 2022 is provided below:

	June 30, 2023	December 31, 2022	% Change
End of period NZD to USD exchange rate	0.611	0.635	(4%)

The following table sets forth for each period indicated the exchange rates in effect at the end of the period and the average exchange rates for such periods, for the Canadian dollar (“CAD” or “C$”), expressed in USD, as quoted by the Bank of Canada:

	June 30, 2023	December 31, 2022	% Change
End of period CAD to USD exchange rate	0.76	0.74	2%

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Average CAD to USD exchange rate	0.74	0.78	(5%)	0.74	0.79	(6%)

Overall Performance

The table below summarizes the Company’s consolidated key financial metrics for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,		% Variance
	2023	2022	2023	2022	3 mo. vs 3 mo.	6 mo. vs 6 mo.
(in millions, unless otherwise noted)
Service revenues	$-	$69.2	$-	$200.4	(100%)	(100%)
Total revenues	$-	$83.2	$-	$238.5	(100%)	(100%)
Net (loss) income	$(1.2)	$471.5	$(2.9)	$442.7	(100%)	(101%)
Net income margin(1)	-%	681.4%	-%	220.9%	(681.4)pts	(220.9) pts
Consolidated Adjusted EBITDA(2)	$(1.4)	$15.9	$(3.3)	$43.8	(109%)	(107%)
Consolidated Adjusted EBITDA Margin(2)	-%	23.0%	-%	21.8%	(23.0)pts	(21.8) pts
Capital expenditures(3)	$-	$6.1	$-	$32.4	(100%)	(100%)

pts - percentage points
(1)Net income margin is calculated as Net income divided by service revenues.
(2)These are non-U.S. GAAP measures and do not have standardized meanings under U.S. GAAP. Therefore, they are unlikely to be comparable to similar measures presented by other companies. For definitions and reconciliation to most directly comparable GAAP financial measures, see “Definitions and Reconciliations of Non-GAAP Measures” in this MD&A.
(3)Represents purchases of property and equipment excluding purchases of property and equipment acquired through vendor-backed financing and finance lease arrangements. Expenditures related to the acquisition of spectrum licenses, if any, are not included in capital expenditures amounts.

Q2 2023 Highlights

•	Received approximately $22 million NZD from the escrow established in connection with the 2degrees Sale.

•	Cash and cash equivalents totaled $30.3 million as of June 30, 2023.

Results of Operations

Consolidated Revenues

	Three Months Ended June 30,		Six Months Ended June 30,		% Variance	% Variance
(in millions)	2023	2022	2023	2022	3 mo. vs 3 mo.	6 mo. vs 6 mo.
Revenues:
Wireless service revenues	$-	$53.3	$-	$154.8	(100%)	(100%)
Fixed broadband service revenues	-	14.8	-	42.5	(100%)	(100%)
Equipment sales	-	14.0	-	38.1	(100%)	(100%)
Non-subscriber international long distance and other revenues	-	1.1	-	3.2	(100%)	(100%)
Total revenues	$-	$83.2	$-	$238.5	(100%)	(100%)

The declines in revenue shown in the table above were due to the sale of the Company’s operations in May 2022. There were no revenues for the three and six months ended June 30, 2023.

Consolidated Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		% Variance
(in millions)	2023	2022	2023	2022	3 mo. vs 3 mo.	6 mo. vs 6 mo.
Operating expenses:
Cost of service, exclusive of depreciation, amortization and accretion shown separately	$-	$26.9	$-	$81.0	(100%)	(100%)
Cost of equipment sales	-	14.3	-	39.2	(100%)	(100%)
Sales and marketing	-	10.3	-	30.8	(100%)	(100%)
General and administrative	1.4	26.0	3.3	57.0	(94%)	(94%)
Depreciation, amortization and accretion	-	0.3	-	18.4	(100%)	(100%)
Loss (gain) on sale of operations and disposal of assets	-	(458.1)	-	(457.6)	100%	100%
Total operating expenses	$1.4	$(380.3)	$3.3	$(231.2)	100%	101%

The changes in operating expenses were due to the sale of the Company’s operations in May 2022. Operating expenses in 2023 represent expenditures incurred by the Company’s corporate headquarters.

Consolidated Other (Income) Expenses

	Three Months Ended June 30,		Six Months Ended June 30,		% Variance
(in millions)	2023	2022	2023	2022	3 mo. vs 3 mo.	6 mo. vs 6 mo.
Interest expense	$-	$8.6	$-	$22.9	(100%)	(100%)
Change in fair value of warrant liability	-	-	-	(0.1)	0%	100%
Debt extinguishment costs	-	8.5	-	8.5	(100%)	(100%)
Other, net	(0.2)	(30.2)	(0.5)	(15.6)	99%	97%

Consolidated Interest Expense

There was no interest expense for the three and six months ended June 30, 2023 as the Company repaid all of its outstanding indebtedness in May 2022. Interest expense for the three and six months ended June 30, 2022 was primarily related to the senior secured notes issued by Trilogy International South Pacific LLC (“TISP”).

Consolidated Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability resulted in income of $0.1 million for the six months ended June 30, 2022 due to the warrants expiring on February 7, 2022.

Consolidated Debt Extinguishment Costs

There was no debt extinguishment cost for the three and six months ended June 30, 2023. Debt extinguishment cost for the three and six months ended June 30, 2022 was due to an $8.5 million write-off of deferred finance cost and discounts with respect to the senior secured notes issued by TISP as a result of the prepayment of such notes in May 2022.

Consolidated Other, Net

Other, net income declined $30.0 million and $15.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to a gain of $32.5 million and $16.6 million, respectively, recognized in 2022 in connection with the change in value of the forward exchange contract that the Company entered into in March 2022 to mitigate exposure to fluctuations in the NZD to USD exchange rate for a portion of the proceeds the Company received from the 2degrees Sale. The gain recognized reflected the differential between the contract price and the foreign exchange rate as of the settlement date under this forward exchange contract. See Note 6 – Derivative Financial Instruments to the Condensed Consolidated Financial Statements for further information.

Consolidated Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,		% Variance
(in millions)	2023	2022	2023	2022	3 mo. vs 3 mo.	6 mo. vs 6 mo.
Income tax expense	$-	$5.2	$0.1	$11.3	(99%)	(99%)

Income Tax Expense

Income tax expense declined for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.

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

New Zealand - Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,		% Variance
(in millions, unless otherwise noted)	2023	2022	2023	2022	3 mo. vs 3 mo.	6 mo. vs 6 mo.
Service revenues	$-	$56.4	$-	$161.0	(100%)	(100%)
Total revenues	$-	$70.4	$-	$199.1	(100%)	(100%)
Segment Adjusted EBITDA	$-	$18.7	$-	$51.5	(100%)	(100%)
Segment Adjusted EBITDA Margin(1)	-	33.2%	0.0%	32.0%	(33.2) pts	(32.0) pts

Capital expenditures(2)	$-	$5.6	$-	$30.5	(100%)	(100%)
Capital intensity	-	10.0%	0.0%	18.9%	(10.0) pts	(18.9) pts

pts - percentage points
(1)Segment Adjusted EBITDA Margin was calculated as Segment Adjusted EBITDA divided by service revenues.
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

Bolivia - Operating Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,		% Variance
(in millions, unless otherwise noted)	2023	2022	2023	2022	3 mo. vs 3 mo.	6 mo. vs 6 mo.
Service revenues	$-	$12.7	$-	$39.3	(100%)	(100%)
Total revenues	$-	$12.8	$-	$39.4	(100%)	(100%)
Segment Adjusted EBITDA	$-	$0.7	$-	$0.2	(100%)	(100%)
Segment Adjusted EBITDA Margin(1)	-	5.2%	0.0%	0.5%	(5.2) pts	(0.5) pts

Capital expenditures(2)	$-	$0.5	$-	$1.9	(100%)	(100%)
Capital intensity	-	3.7%	0.0%	4.9%	(3.7) pts	(4.9) pts

pts - percentage points
(1)Segment Adjusted EBITDA Margin was calculated as Segment Adjusted EBITDA divided by service revenues.
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

Selected balance sheet information

The following table shows selected consolidated financial data of the Company’s financial position as of June 30, 2023 and December 31, 2022. The table below provides information related to the cause of the changes in financial position by financial statement line item for the period compared.

Consolidated Balance Sheet Data

	As of June 30,	As of December 31,
(in millions, except as noted)	2023	2022	Change includes:
Cash and cash equivalents % Change	$30.3	$25.1
Increase is primarily due to $13.7 million of escrowed proceeds from the 2degrees Sale received in the second quarter of 2023. This increase was partially offset by $8.5 million of cash used to fund headquarters operating activities, inclusive of severance payments to executives and former employees.

	21%

Other current assets	0.4	14.7	Decline is primarily driven by the aforementioned escrow proceeds
% Change	(97%)		from the 2degrees Sale received in the second quarter of 2023.

Other non-current assets	1.2	1.4
% Change	(13%)

Total assets	$31.9	$41.2

Total current liabilities	1.0	7.4	Decline is primarily driven by accrued severance paid in the second
% Change	(86%)		quarter of 2023.

Other non-current liabilities	0.3	0.3
% Change	(24%)

Total shareholders’ equity	30.6	33.5	Decline is due to the net loss during the six months ended June 30,
% Change	9%		2023.

Total liabilities and shareholders’ equity	$31.9	$41.2

Selected quarterly financial information

The following table shows selected quarterly financial information prepared in accordance with U.S. GAAP:

	2023		2022				2021
(in millions, except per share amounts)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3

Service revenues	$-	$-	$-	$-	$69.2	$131.2	$133.8	$134.4
Equipment sales	-	-	-	-	14.0	24.1	35.3	23.1
Total revenues	-	-	-	-	83.2	155.4	169.1	157.5
Operating expenses	(1.4)	(1.8)	(1.9)	(3.4)	380.3	(149.1)	(170.7)	(275.0)
Operating (loss) income	(1.4)	(1.8)	(1.9)	(3.4)	463.5	6.2	(1.6)	(117.5)
Interest expense	-	-	-	-	(8.6)	(14.3)	(13.8)	(13.4)
Change in fair value of warrant liability	-	-	-	-	-	0.1	(0.1)	-
Debt extinguishment costs	-	-	-	-	(8.5)	-	-	-
Other, net	0.2	0.2	1.8	(2.0)	30.2	(14.6)	(7.7)	2.2
(Loss) income before income taxes	(1.2)	(1.6)	(0.1)	(5.4)	476.6	(22.6)	(23.2)	(128.7)
Income tax (expense) benefit	-	-	(0.1)	-	(5.2)	(6.2)	(5.3)	1.0
Net (loss) income	(1.2)	(1.6)	(0.2)	(5.4)	471.5	(28.8)	(28.5)	(127.7)
Net (income) loss attributable to noncontrolling interests	-	-	-	-	(2.5)	(1.1)	0.3	37.1
Net (loss) income attributable to TIP Inc.	$(1.2)	$(1.6)	$(0.2)	$(5.4)	$468.9	$(29.8)	$(28.2)	$(90.6)

Net (loss) income attributable to TIP Inc. per share:
Basic	$(0.01)	$(0.02)	$-	$(0.06)	$5.36	$(0.34)	$(0.33)	$(1.37)
Diluted	$(0.01)	$(0.02)	$-	$(0.06)	$5.31	$(0.34)	$(0.33)	$(1.37)

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

Liquidity and Capital Resources Measures

As of June 30, 2023, the Company had $30.3 million in cash and cash equivalents. The $30.3 million in cash and cash equivalents includes C$7.3 million for distributions and ongoing costs denominated in that currency. As of December 31, 2022, the Company had $25.1 million in cash and cash equivalents.

During the second quarter of 2023, the Company received $22.3 million NZD ($13.7 million) from the proceeds of the 2degrees Sale that were held in escrow. This amount includes $0.6 million NZD of interest accrued on the escrowed amount and changes in the NZD to USD foreign currency exchange rates between funding and settlement of the forward exchange contracts. See Note 6 – Derivative Financial Instruments to our Condensed Consolidated Financial Statements for additional information regarding the forward exchange contracts. Approximately $18 thousand NZD ($11 thousand) was paid to Voyage Digital for certain agreed-upon purchase price adjustments, which was deducted from the escrowed proceeds and reduced the gain on the 2degrees Sale. As of June 30, 2023, approximately $0.3 million NZD ($0.2 million) remained outstanding in escrow. Subsequent to June 30, 2023, these remaining proceeds were released to the Company.

In July 2023, the Company completed a return of capital distribution to shareholders pursuant to the plan of liquidation that was adopted by the Board on June 10, 2022. The return of capital distribution was C$0.31 per Common Share, representing an aggregate amount of approximately C$27.5 million (approximately $20.8 million). The ultimate liquidation of the Company will be subject to a shareholder vote and the satisfaction of certain other legal requirements.

Following this distribution, the Company had approximately $9 million of cash at July 31, 2023 as a reserve for the payment of expenses for continued financial reporting and other compliance obligations through May 2028, when its remaining indemnification obligations related to the 2degrees Sale are scheduled to expire, after which time the Company expects to distribute any remaining assets to shareholders and dissolve. The cash reserve will also be utilized for the payment of indemnification claims, if any, that may arise from the transaction but are not funded by the warranty insurance policy purchased in connection with the 2degrees Sale.

The Company expects that it will be required to comply with Canadian and U.S. public company reporting obligations through the six-year indemnification period following the closing of the 2degrees Sale. During the period in which the Company continues to report publicly, we will be responsible for maintaining appropriate processes and controls around financial reporting. However, given the significantly reduced risk profile of the Company following the 2degrees Sale and the NuevaTel Transaction, we have reduced our cost structure, with a significant portion of the workforce having ceased employment with the Company in September 2022, and we have retained only a limited number of resources to ensure compliance with ongoing regulatory and audit requirements. The Company has also negotiated with service providers to ensure a significant reduction in costs going forward. It is also the Company’s expectation that following the escrow release and subsequent distribution in 2023, the Company will endeavor to further adjust its cost structure.

Accordingly, management believes that our working capital will be adequate to meet the Company’s requirements for the next twelve months following the date of this MD&A. With the sale of our operations, the Company no longer has material cash requirements to fund capital expenditures or significant contractual obligations.

Selected cash flows information

The following table summarizes the Condensed Consolidated Statement of Cash Flows for the periods indicated:

	Six Months Ended June 30,		% Variance
(in millions)	2023	2022	2023 vs 2022

Net cash (used in) provided by
Operating activities	$(8.5)	$(1.6)	(424%)
Investing activities	13.7	519.1	(97%)
Financing activities	-	(537.3)	100%
Net increase (decrease) in cash, cash equivalents and restricted cash	$5.2	$(19.8)	126%

Cash flow used in operating activities

Cash flow used in operating activities increased by $6.9 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the sales of its operations in the second quarter of 2022. Cash flow used in operating activities for the six months ended June 30, 2023 were primarily related to the activities at headquarters, including severance payments to executives and former employees.

Cash flow provided by investing activities

Cash flow provided by investing activities decreased by $505.4 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the $552.2 million proceeds from the sales of its operations, inclusive of proceeds from a forward exchange contract of $16.6 million, net of cash sold of $51.1 million. See Note 2 – Sale of Operations to the Condensed Consolidated Financial Statements for further information.

Cash flow used in financing activities

Cash flow used in financing activities declined by $537.3 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily driven by the following activities in 2022 with no activity in 2023: $421.5 million payments of debt and financing obligations, net of proceeds and $113.0 million return of capital distribution to shareholders, net of distribution repaid.

Contractual obligations

As a result of the sales of its operations in the second quarter of 2022, the Company no longer has any significant contractual obligations as of June 30, 2023.

Effect of inflation
The Company’s management believes inflation has not had a material effect on its financial condition or results of operations in recent years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that would have a material effect on the Company’s Condensed Consolidated Financial Statements as of June 30, 2023.

Transactions with Related Parties

The Company has not engaged in any related party transactions or arrangements during the three and six months ended June 30, 2023. For additional information on related party transactions, see Note 20 – Related Party Transactions to our Consolidated Annual Financial Statements.

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

Changes in Accounting Policies Including Initial Adoption

Other than the adoption of new accounting standards, as discussed in Note 1 – Description of Business Basis of Presentation and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements, there have been no other changes in the Company’s accounting policies.

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

Consolidated Adjusted EBITDA and Adjusted EBITDA Margin

Consolidated Adjusted EBITDA (“Adjusted EBITDA”) represents Net (loss) income (the most directly comparable U.S. GAAP measure) excluding amounts for: income tax expense; interest expense; depreciation, amortization and accretion; equity-based compensation (recorded as a component of General and administrative expense); loss (gain) on sale of operations and disposal of assets; and all other non-operating income and expenses. Net (loss) income margin is calculated as Net (loss) income divided by service revenues. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by service revenues. Adjusted EBITDA and Adjusted EBITDA Margin are common measures of operating performance in the telecommunications industry. The Company’s management believes Adjusted EBITDA and Adjusted EBITDA Margin are helpful measures because they allow management to evaluate the Company’s performance by removing from its operating results items that do not relate to core operating performance. The Company’s management believes that certain investors and analysts use Adjusted EBITDA to value companies in the telecommunications industry. The Company’s management believes that certain investors and analysts also use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate the performance of the Company’s business. Adjusted EBITDA and Adjusted EBITDA Margin have no directly comparable U.S. GAAP measure. The following table provides a reconciliation of Adjusted EBITDA to the most comparable financial measure reported under U.S. GAAP, Net (loss) income.

Consolidated Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022

Net (loss) income	$(1.2)	$471.5	$(2.9)	$442.7

Interest expense	-	8.6	-	22.9
Depreciation, amortization and accretion	-	0.3	-	18.4
Debt extinguishment costs	-	8.5	-	8.5
Change in fair value of warrant liability	-	-	-	(0.1)
Income tax expense	-	5.2	0.1	11.3
Other, net	(0.2)	(30.2)	(0.5)	(15.6)
Equity-based compensation	-	3.1	-	3.6
Loss (gain) on sale of operations and disposal of assets	-	(458.1)	-	(457.6)
Transaction and other nonrecurring costs(1)	-	7.2	-	9.6
Consolidated Adjusted EBITDA	$(1.4)	$15.9	$(3.3)	$43.8
Net (loss) income margin (Net (loss) income divided by service revenues)	-%	681.4%	-%	220.9%
Consolidated Adjusted EBITDA Margin	-%	23.0%	-%	21.8%
(Consolidated Adjusted EBITDA divided by service revenues)

(1)2022 includes $6.1 million costs recorded at corporate headquarters of which $5.9 million are related to severance costs in the second quarter of 2022. 2022 also includes $2.1 million of costs incurred in connection with the 2degrees Sale and $1.3 million of costs related to the NuevaTel Transaction for the six months ended June 30, 2022. See Note 2 - Sale of Operations to the Condensed Consolidated Financial Statements for further information.

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

Based on management’s evaluation, the CEO and CFO concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2023, there were no changes made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

3.1	Certificate of Incorporation of Alignvest Acquisition Corporation, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 40-F filed on November 15, 2016

3.2	Articles of Amendment of Alignvest Acquisition Corporation, incorporated by reference to Exhibit 99.11 to the Company’s Registration Statement on Form 40-F filed on November 15, 2016

3.3	Articles of Arrangement with attached Plan of Arrangement, incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K furnished on February 9, 2017

3.4	Articles of Trilogy International Partners Inc., incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K furnished on February 22, 2017

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILOGY INTERNATIONAL PARTNERS INC.

Date: August 10, 2023	By:	/s/ Bradley J. Horwitz
Title: President, Chief Executive Officer and
Chief Financial Officer