Form 10-Q
period 2023-09-30
Trilogy International Partners Inc.
filed 2023-11-13
CIK 1689382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
Yes  ☒   No  ☐

As of November 13, 2023, there were 88,627,593 Common Shares, no par value, outstanding.

Trilogy International Partners Inc.
Form 10-Q
For the quarter ended September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRILOGY INTERNATIONAL PARTNERS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION
Item 1) Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Balance Sheets
(US dollars in thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$9,308	$25,067
Sale proceeds held in escrow	-	14,115
Prepaid expenses and other current assets	260	573
Total current assets	9,568	39,755

Property and equipment, net	9	12
Other assets	1,164	1,403
Total assets	$10,741	$41,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10	$49
Other current liabilities and accrued expenses	881	7,317
Total current liabilities	891	7,366

Non-current liabilities	217	348
Total liabilities	1,108	7,714

Commitments and contingencies

Shareholders’ equity:
Common shares, no par value, and additional paid-in capital; unlimited authorized, 88,627,593 and 88,627,593 shares issued and outstanding	-	-
Accumulated earnings	9,633	33,456
Total shareholders’ equity	9,633	33,456

Total liabilities and shareholders’ equity	$10,741	$41,170

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(US dollars in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues
Wireless service revenues	$-	$-	$-	$154,752
Fixed broadband service revenues	-	-	-	42,498
Equipment sales	-	-	-	38,096
Non-subscriber international long distance and other revenues	-	-	-	3,171
Total revenues	-	-	-	238,517

Operating expenses (income)
Cost of service, exclusive of depreciation, amortization and accretion shown separately	-	-	-	81,045
Cost of equipment sales	-	-	-	39,157
Sales and marketing	-	-	-	30,800
General and administrative	742	3,407	4,010	60,367
Depreciation, amortization and accretion	-	1	2	18,417
Loss (gain) on sale of operations and disposal of assets	-	-	11	(457,590)
Total operating expenses (income)	742	3,408	4,023	(227,804)
Operating (loss) income	(742)	(3,408)	(4,023)	466,321

Other income (expenses)
Interest expense	-	-	-	(22,887)
Change in fair value of warrant liability	-	-	-	105
Debt extinguishment costs	-	-	-	(8,527)
Other, net	97	(2,018)	594	13,607
Total other income (expenses)	97	(2,018)	594	(17,702)
(Loss) income before income taxes	(645)	(5,426)	(3,429)	448,619
Income tax expense	(1)	-	(70)	(11,337)
Net (loss) income	(646)	(5,426)	(3,499)	437,282
Less: Net income attributable to noncontrolling interests	-	-	-	(3,578)
Net (loss) income attributable to Trilogy International Partners Inc.	$(646)	$(5,426)	$(3,499)	$433,704

Comprehensive (loss) income
Net (loss) income	$(646)	$(5,426)	$(3,499)	$437,282
Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(13,197)
Net income on short-term investments	-	56	-	56
Other comprehensive income (loss)	-	56	-	(13,141)
Comprehensive (loss) income	(646)	(5,370)	(3,499)	424,141
Comprehensive income attributable to noncontrolling interests	-	-	-	(59)
Comprehensive (loss) income attributable to Trilogy International Partners Inc.	$(646)	$(5,370)	$(3,499)	$424,082

Net (loss) income attributable to Trilogy International Partners Inc. per share:
Basic (see Note 9 - Earnings per Share)	$(0.01)	$(0.06)	$(0.04)	$4.95
Diluted (see Note 9 - Earnings per Share)	$(0.01)	$(0.06)	$(0.04)	$4.91

Weighted average common shares:
Basic	88,627,593	88,627,603	88,627,593	87,580,236
Diluted	88,627,593	88,627,603	88,627,593	88,314,955

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(US dollars in thousands, except shares)
(unaudited)
Three Months Ended					Accumulated
			Additional		Other		Total
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, June 30, 2022	88,627,603	$-	$-	$39,125	$-	$-	$39,125
Net loss	-	-	-	(5,426)	-	-	(5,426)
Other comprehensive income	-	-	-	-	56	-	56
Balance, September 30, 2022	88,627,603	$-	$-	$33,699	$56	$-	$33,755

Balance, June 30, 2023	88,627,593	$-	$-	$30,603	$-	$-	$30,603
Return of capital, net of distribution repaid	-	-	-	(20,324)	-	-	(20,324)
Net loss	-	-	-	(646)	-	-	(646)
Balance, September 30, 2023	88,627,593	$-	$-	$9,633	$-	$-	$9,633

Nine Months Ended					Accumulated
			Additional	Accumulated	Other		Total
	Common Shares		Paid-In	(Deficit)	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Interests	(Deficit) Equity
Balance, December 31, 2021	86,461,484	$-	$486	$(288,235)	$6,860	$34,855	$(246,034)
Equity-based compensation	-	-	3,485	-	-	87	3,572
Net income	-	-	-	433,704	-	3,578	437,282
Other comprehensive loss	-	-	-	-	(9,622)	(3,519)	(13,141)
Forfeiture of shares	(1,675,336)	-	-	-	-	-	-
Return of capital, net of distribution repaid	-	-	(1,333)	(111,634)	-	-	(112,967)
Issuance of shares related to RSUs, change in noncontrolling interests and other	3,841,455	-	(2,638)	(136)	2,818	(35,001)	(34,957)
Balance, September 30, 2022	88,627,603	$-	$-	$33,699	$56	$-	$33,755

Balance, December 31, 2022	88,627,593	$-	$-	$33,456	$-	$-	$33,456
Return of capital, net of distribution repaid	-	-	-	(20,324)	-	-	(20,324)
Net loss	-	-	-	(3,499)	-	-	(3,499)
Balance, September 30, 2023	88,627,593	$-	$-	$9,633	$-	$-	$9,633

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

TRILOGY INTERNATIONAL PARTNERS INC.
Condensed Consolidated Statements of Cash Flows
(US dollars in thousands)
(unaudited)
	Nine Months Ended September 30,
	2023	2022

Operating activities:
Net (loss) income	$(3,499)	$437,282
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	-	2,759
Depreciation, amortization and accretion	2	18,417
Equity-based compensation	-	3,572
Loss (gain) on sale of operations and disposal of assets	11	(457,590)
Non-cash right-of-use (“ROU”) asset lease expense	-	3,686
Non-cash interest expense	-	3,385
Settlement of cash flow hedges	-	(335)
Change in fair value of warrant liability	-	(105)
Debt extinguishment costs	-	8,527
Non-cash gain from change in fair value on cash flow hedges	-	(2,946)
Loss (gain) on forward exchange contracts and unrealized foreign exchange transactions	228	(14,789)
Deferred income taxes	-	396
Changes in operating assets and liabilities:
Accounts receivable	-	(6,460)
Equipment Installment Plan (“EIP”) receivables	-	5,207
Inventory	-	(1,470)
Prepaid expenses and other current assets	12	(12,693)
Other assets	52	(1,546)
Accounts payable	(39)	(6,989)
Operating lease liabilities	-	(7,376)
Other current liabilities and accrued expenses	(6,091)	23,738
Customer deposits and unearned revenue	-	(1,866)
Net cash used in operating activities	(9,324)	(7,196)

Investing activities:
Proceeds from the sale of operations, inclusive of proceeds from forward exchange contracts of $0.1 million and $16.6 million, net of cash sold of $51.1 million	13,889	552,210
Purchase of property and equipment	-	(32,429)
Purchase of short-term investments	-	(13,837)
Other, net	-	(687)
Net cash provided by investing activities	13,889	505,257

Financing activities:
Return of capital, net of distribution repaid	(20,324)	(112,967)
Payments of debt, including sale-leaseback and EIP receivables financing obligations	-	(438,807)
Proceeds from debt	-	10,000
Proceeds from EIP receivables financing obligation	-	7,290
Other, net	-	(2,778)
Net cash used in financing activities	(20,324)	(537,262)

Net decrease in cash, cash equivalents and restricted cash	(15,759)	(39,201)

Cash, cash equivalents and restricted cash, beginning of period	25,067	55,010

Effect of exchange rate changes	-	(3,185)

Cash, cash equivalents and restricted cash, end of period	$9,308	$12,624

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

Unallocated corporate operating expenses, which pertained primarily to corporate administrative functions that supported the segments but were not specifically attributable to or managed by any segment, are presented as a reconciling item between total segment results and consolidated financial results. Additional information relating to our historical reportable segments is included in Note 12 – Segment Information.

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

Property and Equipment:
Depreciation expense was insignificant for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022. Depreciation expense was $15.9 million for the nine months ended September 30, 2022.

License Costs and Other Intangible Assets:
There were no license costs and other intangible assets balances remaining as of September 30, 2023 or December 31, 2022 due to the sale of operations in May 2022.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
There was no amortization expense of license costs and other intangible assets for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022.  Amortization expense of license costs and other intangible assets was $1.9 million for the nine months ended September 30, 2022.

Interest Cost Incurred:
There was no interest cost incurred or expensed for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022. Consolidated interest cost incurred and expensed, prior to capitalization of interest, was $23.0 million for the nine months ended September 30, 2022.

Supplemental Cash Flow Disclosure:
Prior to the sale of our operations in May 2022, the Company acquired property and equipment using current and long-term construction accounts payable. The net change in current and long-term construction accounts payable resulted in additions to Purchase of property and equipment in the Condensed Consolidated Statements of Cash Flows of $7.5 million for the nine months ended September 30, 2022.

There was no interest paid, net of capitalized interest, for the nine months ended September 30, 2023. Interest paid, net of capitalized interest, was $22.9 million for the nine months ended September 30, 2022.

Recently Adopted Accounting Standards:
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13 related to the measurement of credit losses on financial instruments and has since modified the standard with several ASUs (collectively, the “credit loss standard”). The credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The credit loss standard took effect for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As amended in ASU 2019-10, for companies that file under private company guidelines or are eligible to report as a “smaller reporting company”, the credit loss standard took effect for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years. Early adoption was permitted for all entities for fiscal years beginning after December 15, 2018. Effective January 1, 2023, the Company adopted the credit loss standard as it became applicable to the Company as a “smaller reporting company”. Adoption of this credit loss standard did not have a material impact on our consolidated financial statements as the Company did not have any receivables in its portfolio during the nine months ended September 30, 2023.

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

Approximately $22 million NZD of the consideration paid by Voyage Digital for the Company’s 2degrees shares was held in escrow as recourse for potential indemnification claims under the Purchase Agreement. In the second quarter of 2023, the Company received $22.3 million NZD ($13.7 million) from the escrowed proceeds, inclusive of $0.6 million NZD of interest accrued on the escrowed amount and changes in the NZD to USD foreign currency exchange rates between funding and settlement of the forward exchange contracts. See Note 6 – Derivative Financial Instruments for additional information regarding the forward exchange contracts. In the third quarter of 2023, the remaining escrowed proceeds of approximately $0.3 million NZD ($0.2 million) were released to the Company. The proceeds of the funds released from escrow to the Company are included in investing activities in the Condensed Consolidated Statement of Cash Flows.

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

As of May 19, 2022, the Company deconsolidated the net assets of 2degrees and recorded the related gain on sale. Income before income taxes for the New Zealand segment was $35.4 million for the nine months ended September 30, 2022. New Zealand segment income before income taxes attributable to TIP Inc. was $25.9 million for the nine months ended September 30, 2022.

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

As of May 14, 2022, the Company deconsolidated the net assets of NuevaTel. Loss before income taxes for the Bolivia segment was $9.5 million for the nine months ended September 30, 2022. Bolivia segment loss before income taxes attributable to TIP Inc. was $6.8 million for the nine months ended September 30, 2022.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)

Presentation of activities and acceleration of equity compensation vesting

In addition to transaction fees that reduced sale proceeds and were therefore reflected within the 2degrees Sale and NuevaTel Transaction net gain amounts, approximately $2 million of professional service fees were expensed as incurred during the nine months ended September 30, 2022. Transaction costs relating to the 2degrees Sale and NuevaTel Transaction incurred during the nine months ended September 30, 2023 were immaterial. These expenses are included in General and administrative expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

NOTE 3 – EIP RECEIVABLES

Prior to the sale of our operations in the second quarter of 2022, 2degrees and NuevaTel offered certain wireless subscribers the option to pay for their handsets in installments over a period of up to 36 months using an EIP. As a result of the sale of our operations in the second quarter of 2022, the Company had no unbilled EIP receivables as of September 30, 2023 or December 31, 2022.

Sales of EIP Receivables:
2degrees was party to a mobile handset receivables sales agreement with a third party New Zealand financial institution.

As a result of the sale of our operations in the second quarter of 2022, the Company had no sales of the EIP receivables during the three months ended September 30, 2022. The following table summarizes the impact of the sales of the EIP receivables in the nine months ended September 30, 2022:

Nine Months Ended
September 30, 2022

EIP receivables derecognized	$7,346
Cash proceeds	(6,758)
Reversal of unamortized imputed discount	(436)
Reversal of allowance for doubtful accounts	(439)
Pre-tax gain on sales of EIP receivables	$(287)

NOTE 4 – OTHER CURRENT LIABILITIES AND ACCRUED EXPENSES

	As of September 30, 2023	As of December 31, 2022

Payroll, severance and other employee benefits	$593	$6,779
Other	288	538
Other current liabilities and accrued expenses	$881	$7,317

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

There were no assets measured at fair value on a recurring basis as of September 30, 2023 or December 31, 2022. There were no liabilities measured at fair value on a recurring basis as of September 30, 2023. The following table presents liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Forward exchange contracts	$359	$-	$359	$-
Total liabilities	$359	$-	$359	$-

The fair value of forward exchange contracts was based on the differential between the contract price and the foreign currency exchange rate as of the balance sheet date.

There were no transfers between levels within the fair value hierarchy during the nine months ended September 30, 2023 or 2022.

Cash and cash equivalents, deposits, accounts payable and accrued expenses were carried at cost, which approximates fair value given their short-term nature.

For the three and nine months ended September 30, 2023 and 2022, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps:
Prior to the 2degrees Sale, 2degrees entered into various interest rate swap agreements to fix its future interest payments under its then outstanding bank loan syndication and the New Zealand EIP receivables secured borrowing arrangement. Under these agreements, 2degrees principally received a variable amount based on the New Zealand Bank Bill Reference Rate and paid a fixed amount based on fixed rates. Settlement in cash occurred quarterly until termination and the variable interest rate was reset on the first day of each calendar quarter. These derivative instruments were not designated for hedge accounting; thus, changes in the fair value were recognized in earnings in the period incurred. There were no interest rate swap balances remaining as of September 30, 2023 and December 31, 2022. As a result, there was no financial activity related to these derivative financial instruments for the three and nine months ended September 30, 2023. There was no financial activity related to these derivative financial instruments during the three months ended September 30, 2022. Summarized financial information for the nine months ended September 30, 2022 is shown below:

Nine Months Ended September 30, 2022
Non-cash gain from change in fair value recorded in Other, net	$2,946
Net cash settlement	$335

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)

Forward Exchange Contracts:
In the fourth quarter of 2022, the Company entered into forward exchange contracts to sell an aggregate of $20 million NZD and buy an aggregate of $12.3 million USD on June 30, 2023. These contracts were entered into in order to mitigate exposure to fluctuations in the NZD to USD exchange rate for substantially all of the proceeds from the 2degrees Sale held in escrow. These derivative instruments were not designated for hedge accounting, thus changes in the fair value are recognized in earnings in the period incurred. No gain or loss was recognized during the three months ended September 30, 2023. The foreign exchange gains or losses relating to these forward exchange contracts were recognized in Other, net and were not material for the nine months ended September 30, 2023. These forward exchange contracts were settled in June 2023 in connection with the receipt of the escrowed proceeds from the 2degrees Sale and the related cash proceeds are included in investing activities in the Condensed Consolidated Statement of Cash Flows.

In March 2022, the Company entered into a forward exchange contract to mitigate exposure to fluctuations in the NZD to USD exchange rate for a portion of the proceeds we received from the 2degrees Sale. The foreign exchange contract secured an NZD foreign exchange rate based on a sliding scale which included rates of 0.6688 at May 31, 2022 and 0.6677 at the June 30, 2022 long-stop date for $450 million USD ($674 million NZD), which approximated the amount of the USD denominated debt that was paid upon the closing of the 2degrees Sale. No gain or loss was recognized during the three months ended September 30, 2022. A gain of $16.6 million was recognized in Other, net during the nine months ended September 30, 2022, which reflected the differential between the contract price and the foreign exchange rate as of the settlement date under this forward exchange contract. The forward exchange contract was settled in May 2022 in connection with the 2degrees Sale and the related cash proceeds are included in investing activities in the Condensed Consolidated Statement of Cash Flows.

Prior to the 2degrees Sale, 2degrees had short-term forward exchange contracts to manage exposure to fluctuations in foreign currency exchange rates. There were no forward exchange contract balances remaining as of September 30, 2023 and December 31, 2022. These derivative instruments were not designated for hedge accounting, thus changes in the fair value were recognized in earnings in the period incurred. No foreign exchange gains or losses were recognized during the three months ended September 30, 2022 relating to the 2degrees forward exchange contracts. Gains or losses resulting from these contracts were immaterial for the nine months ended September 30, 2022.

NOTE 7 – EQUITY

TIP Inc. Capital Structure
TIP Inc.’s authorized share structure initially consisted of two classes of shares, common shares, no par value (the “Common Shares”), and a special voting share (the “Special Voting Share”). The Special Voting Share was surrendered in October 2021. Consequently, as of September 30, 2023, there were no Special Voting Shares outstanding.

TIP Inc. Common Shares:
TIP Inc. is authorized to issue an unlimited number of Common Shares. As of September 30, 2023, TIP Inc. had 88,627,593 Common Shares outstanding. Holders of Common Shares are entitled to one vote for each share held on matters submitted to a vote of shareholders.

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

Cash Distributions:
In the second quarter of 2022, the Board declared a distribution to shareholders of approximately $115.8 million, or approximately $1.31 per share (declared as a $150 million Canadian dollars (“C$”) distribution), representing a return of capital distribution pursuant to the plan of liquidation adopted by the Board on June 10, 2022. This distribution was paid in the second quarter of 2022 following the closing of the 2degrees Sale on May 19, 2022 and represented the initial and primary distribution of the net cash proceeds of the sale. The distribution was inclusive of the $2.8 million paid to New Island (defined below), as discussed below, which was contributed back to TIP Inc. in the second quarter of 2022.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)

In July 2023, the Board declared a second distribution to shareholders of approximately $20.8 million, or approximately $0.23 per share (declared as a C$27.5 million distribution). This distribution was paid in the third quarter of 2023 following the release of the proceeds held in escrow from the 2degrees Sale in June 2023. See Note 2 – Sale of Operations. Consistent with the prior distribution, this second distribution was inclusive of the $0.5 million paid to New Island, which was contributed back to TIP Inc. in the third quarter of 2023.

Any future additional return of capital distributions will depend on the Company’s corporate expenses, financial condition and other factors as determined by the Board.

New Island Cellular Common Shares:
Trilogy LLC (as defined below) had a non-interest bearing loan outstanding to New Island Cellular, LLC (“New Island”), an entity with which a former member and manager of Trilogy LLC is affiliated, in an aggregate principal amount of approximately $6.2 million (the “New Island Loan”), the proceeds of which were used to cover additional taxes owed by New Island as a result of Trilogy LLC’s election in 2006 to treat its former subsidiary, ComCEL, as a U.S. partnership for tax purposes. In connection with New Island’s redemption of Trilogy LLC units for Common Shares in 2021, the New Island Loan was forgiven in consideration of New Island’s assignment to Trilogy LLC of all distributions and dividends payable to New Island with respect to its TIP Inc. shares. This arrangement was treated as an equity transaction with no impact on the Consolidated Statements of Operations. New Island received 2,129,623 Common Shares in connection with the redemption. In 2022 and 2023, the Company declared and paid cash distributions to shareholders, as discussed above, inclusive of approximately $2.8 million and $0.5 million, respectively, distributed to New Island Cellular. The full amounts of the distributions to New Island were subsequently repaid to Trilogy LLC and are reflected within Return of capital, net of distribution repaid in the Consolidated Statement of Changes in Shareholders’ Equity (Deficit).
Trilogy LLC Capital Structure
On February 7, 2017, Trilogy International Partners LLC (“Trilogy LLC”), a Washington limited liability company, and Alignvest Acquisition Corporation completed a court approved plan of arrangement (the “Arrangement”) pursuant to an arrangement agreement dated November 1, 2016 (as amended December 20, 2016). As a result of the Arrangement, TIP Inc. obtained a controlling interest in and began consolidating Trilogy LLC. As of September 30, 2023, TIP Inc. held a 100% economic ownership interest in Trilogy LLC through its wholly owned subsidiary, Trilogy International Partners Intermediate Holdings Inc. (“Trilogy Intermediate Holdings”).

The equity interests in Trilogy LLC historically consisted of three classes of units; however, as of September 30, 2023, only Class B Units (as defined below) were outstanding.

Class B Units:
TIP Inc. indirectly holds the Class B Units of Trilogy LLC (the “Class B Units”) through Trilogy Intermediate Holdings. The Class B Units represented TIP Inc.’s indirect economic interest in Trilogy LLC under the Trilogy LLC amended and restated Limited Liability Company Agreement. As of September 30, 2023, there were 88,627,593 Class B Units outstanding.

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)

There were no revenues for the three and nine months ended September 30, 2023 or for the three months ended September 30, 2022. The following table presents the disaggregated reported revenue by category for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
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

There were no contract assets following the sale of our operations in the second quarter of 2022. The following table represents changes in the contract assets balance for the nine months ended September 30, 2022:

Contract Assets

Balance at January 1, 2022	$1,413
Increase resulting from new contracts	2,897
Contract assets reclassified to a receivable or collected in cash	(1,300)
Foreign currency translation	(80)
Sale of operations	(2,930)
Balance at September 30, 2022	$-

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
There were no deferred revenue balances following the sale of our operations in the second quarter of 2022. The following table represents changes in the contract liabilities deferred revenue balance for the nine months ended September 30, 2022:

Deferred Revenue

Balance at January 1, 2022	$25,851
Net increase in deferred revenue	21,194
Revenue recognized related to the balance existing at January 1, 2022(1)	(23,633)
Foreign currency translation	(879)
Sale of operations	(22,533)
Balance at September 30, 2022	$-

(1) There was no revenue recognized during the three months ended September 30, 2022.

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

Following the sale of operations in the second quarter of 2022, there were no contract costs balances. The following table represents changes in the contract costs balance for the nine months ended September 30, 2022:

Contract Costs

Balance at January 1, 2022	$18,628
Incremental costs of obtaining and contract fulfillment costs	4,936
Amortization included in operating costs	(6,078)
Foreign currency translation	(610)
Sale of operations	(16,876)
Balance at September 30, 2022	$-

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net earnings by the basic weighted average Common Shares outstanding. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of Common Shares plus the effect of potential dilutive Common Shares outstanding during the period using the treasury stock method.

In calculating diluted net (loss) income per share, if the change in fair value of any warrant liability was dilutive, the numerator and denominator were adjusted for such change and the number of potentially dilutive Common Shares assumed to be outstanding during the period was calculated using the treasury stock method. No adjustments were made when warrants were out of the money. The Company’s warrants expired on February 7, 2022.There were no warrants outstanding for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022. For the nine months ended September 30, 2022, the Company’s warrants were out of the money and no adjustment was made to exclude the gain recognized by TIP Inc. for the change in fair value of the warrant liability.

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)

The components of basic and diluted earnings per share were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Basic EPS:
Numerator:
Net (loss) income attributable to TIP Inc.	$(646)	$(5,426)	$(3,499)	$433,704

Denominator:
Basic weighted average Common Shares outstanding	88,627,593	88,627,603	88,627,593	87,580,236

Net (loss) income per share:
Basic	$(0.01)	$(0.06)	$(0.04)	$4.95

Diluted EPS:
Numerator:
Net (loss) income attributable to TIP Inc.	$(646)	$(5,426)	$(3,499)	$433,704

Denominator:
Basic weighted average Common Shares outstanding	88,627,593	88,627,603	88,627,593	87,580,236
Effect of dilutive securities:
Unvested RSUs	-	-	-	734,719
Diluted weighted average Common Shares outstanding	88,627,593	88,627,603	88,627,593	88,314,955

Net (loss) income per share:
Diluted	$(0.01)	$(0.06)	$(0.04)	$4.91

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)

The components of total lease cost, net consisted of the following:
		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2023	2022	2023	2022
Operating lease cost:(1)
	Cost of service	$-	$-	$-	$9,473
	Sales and marketing	-	-	-	937
	General and administrative	53	58	160	1,359
		$53	$58	$160	$11,769
Financing lease cost:
Amortization of ROU assets	Depreciation, amortization and accretion	-	-	-	421
Interest on lease liabilities	Interest expense	-	-	-	140
Total net lease cost		$53	$58	$160	$12,330
(1)
Operating lease costs include short-term lease costs and variable costs. Short-term lease costs for the three months ended September 30, 2022 were immaterial. Short-term lease costs for the nine months ended September 30, 2022 were $2.4 million. Variable costs were immaterial for the periods presented.

Sublease income was not significant for the periods presented.

Following the sale of our operations in the second quarter of 2022, the Company’s remaining operating lease costs consist of the lease of its corporate headquarters office in a commercial building that expires in October 2025 at a monthly cost of approximately $17 thousand. The lease asset is included in Other assets and the short-term portion and long-term portion of the lease liability are included in Other current liabilities and accrued expenses and Non-current liabilities, respectively, in our Condensed Consolidated Balance Sheets.

The cash flow information for leases for the nine months ended September 30, 2023 was not significant. The following table presents cash flow information for leases for the nine months ended September 30, 2022:
Nine Months Ended September 30, 2022
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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments:
Following the sales of operations during the second quarter of 2022, there were no remaining outstanding commitments as of September 30, 2023.

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

TRILOGY INTERNATIONAL PARTNERS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The Company’s former subsidiaries are party to various lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Although the Company no longer owns an interest in these subsidiaries, it may have liability with respect to the outcomes of certain lawsuits, regulatory proceedings or claims against the former subsidiaries to the extent specified in indemnification provisions of the share sale agreements to which the Company is a party, including the six year indemnification period following the closing of the 2degrees Sale. Management believes that although the outcomes of these proceedings are uncertain, any liability ultimately arising from these actions should not have a material adverse impact on the Company’s financial condition, results of operations or cash flows. The Company has previously accrued for any material contingencies where the Company’s management believed the loss was probable and estimable. Following the sales of operations during the second quarter of 2022, there are no contingencies accrued as of September 30, 2023.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars in thousands unless otherwise noted)
(unaudited)
The table below presents financial information for our reportable segments through the date of their dispositions and reconciles total Segment Adjusted EBITDA to (Loss) income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
New Zealand	$-	$-	$-	$199,060
Bolivia	-	-	-	39,369
Unallocated corporate & eliminations	-	-	-	88
Total revenues	$-	$-	$-	$238,517

Segment Adjusted EBITDA
New Zealand	$-	$-	$-	$51,530
Bolivia	-	-	-	209

Equity-based compensation	-	-	-	(3,572)
Transactions and other nonrecurring costs	-	(975)	-	(10,609)
Depreciation, amortization and accretion	-	(1)	(2)	(18,417)
(Loss) gain on sale of operations and disposal of assets	-	-	(11)	457,590
Interest expense	-	-	-	(22,887)
Change in fair value of warrant liability	-	-	-	105
Debt extinguishment costs	-	-	-	(8,527)
Other, net	97	(2,018)	594	13,607
Unallocated corporate & eliminations	(742)	(2,432)	(4,010)	(10,410)
(Loss) income before income taxes	$(645)	$(5,426)	$(3,429)	$448,619

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (“MD&A”) contains important information about the business of Trilogy International Partners Inc. (“TIP Inc.”, together with its consolidated subsidiaries, the “Company”) and its performance for the three and nine months ended September 30, 2023. This MD&A should be read in conjunction with TIP Inc.’s audited consolidated financial statements for the year ended December 31, 2022 and notes thereto (the “Consolidated Annual Financial Statements”), prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) as issued by the Financial Accounting Standards Board, TIP Inc.’s MD&A for the year ended December 31, 2022 and TIP Inc.’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and notes thereto (the “Condensed Consolidated Financial Statements”), prepared in accordance with U.S. GAAP.

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

All financial results and metrics for the three and nine months ended September 30, 2022 included in this MD&A reflect the results of the New Zealand segment through May 19, 2022 and of the Bolivia segment through May 14, 2022.

All dollar amounts are in U.S. dollars (“USD”), unless otherwise stated. Amounts for subtotals, totals and percentage variances included in tables in this MD&A may not sum or calculate using the numbers as they appear in the tables due to rounding. This MD&A is current as of November 13, 2023 and was approved by TIP Inc.’s board of directors (the “Board”).

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

Forward-looking statements include statements about the Company’s business outlook for the short and longer term and statements regarding the Company’s strategy and plans. Furthermore, any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance are not statements of historical fact and may be forward-looking statements. Such statements are identified often, but not always, by words or phrases such as “expects”, “is expected”, “anticipates”, “believes”, “plans”, “projects”, “estimates”, “assumes”, “intends”, “strategy”, “goals”, “objectives”, “potential”, “possible” or variations thereof or stating that certain actions, events, conditions or results “may”, “could”, “would”, “should”, “might” or “will” occur, be taken, or be achieved, or the negative of any of these terms and similar expressions including, but not limited to:

•	the timing of the liquidation and dissolution of the Company pursuant to its plan of liquidation adopted on June 10, 2022;
•	the expenses associated with the Company losing its foreign private issuer status under U.S. federal securities laws;
•	the ability of U.S. persons to sell their common shares of TIP Inc. (the "Common Shares");
•
the Board's expectation that the financial resources available to the Company following the cash distributions to shareholders will be adequate to fund the Company's outstanding indemnification obligations, if any, and ongoing costs of operating the Company prior to its liquidation and dissolution; and

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
•
an increase in costs and demands on management resources as a result of the Company ceasing to qualify as an "emerging growth company" on December 31, 2022 under the U.S. Jumpstart Our Business Startups Act of 2012;

•	additional expenses in connection with the Company losing its foreign private issuer status under U.S. federal securities laws;
•	the determination to not pay dividends;
•	risks related to the liquidity of the market for the Common Shares;
•	risks related to litigation, including class actions and regulatory matters;
•	risks that indemnification obligations may be payable under the terms of the 2degrees Sale;
•	risks that the market price and trading volume of the Common Shares may materially decrease or experience increased fluctuation;
•	foreign exchange rate and associated risks;
•	risks related to withholding taxes;
•	risks related to the impact of new laws and regulations;
•	risks associated with the Company's internal controls over financial reporting; and
•	the costs associated with the dissolution of the Company.

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

As of September 30, 2023, the Company had 5 employees.

Foreign Currency

In New Zealand, the Company generated revenue and incurred costs in NZD in 2022. Fluctuations in the value of the NZD relative to the USD increased or decreased the Company’s overall revenue and profitability as stated in USD, which is the Company’s reporting currency. The average exchange rate for the period from January 1, 2022 through May 19, 2022 was 0.67, for the NZD, expressed in USD.

The following table sets forth for each period indicated the exchange rates in effect at the end of the period and the average exchange rates for such periods, for the Canadian dollar (“CAD” or “C$”), expressed in USD, as quoted by the Bank of Canada:

	September 30, 2023	December 31, 2022	% Change
End of period CAD to USD exchange rate	0.74	0.74	-%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Average CAD to USD exchange rate	0.75	0.77	(3%)	0.74	0.78	(5%)

Overall Performance

The table below summarizes the Company’s consolidated key financial metrics for the three and nine months ended September 30, 2023 and 2022:

(in millions, unless otherwise noted)	Three Months Ended September 30,		Nine Months Ended September 30,		% Variance
	2023	2022	2023	2022	3 mo. vs 3 mo.	9 mo. vs 9 mo.

Service revenues	$-	$-	$-	$200.4	-	(100%)
Total revenues	$-	$-	$-	$238.5	-	(100%)
Net (loss) income	$(0.6)	$(5.4)	$(3.5)	$437.3	88%	(101%)
Net income margin(1)	-%	-%	-%	218.2%	-	(218.2) pts
Consolidated Adjusted EBITDA(2)	$(0.7)	$(2.4)	$(4.0)	$41.3	69%	(110%)
Consolidated Adjusted EBITDA Margin(2)	-%	-%	-%	20.6%	-	(20.6) pts
Capital expenditures(3)	$-	$-	$-	$32.4	-	(100%)

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

Q3 2023 Highlights

•	Cash and cash equivalents totaled $9.3 million as of September 30, 2023.

•
The Company completed a second distribution to shareholders of the net proceeds of the 2degrees Sale in a total amount of C$27.5 million, equivalent to approximately $20.8 million, during the third quarter of 2023.

•
Corporate operating costs were approximately $0.7 million in the third quarter of 2023, a decrease of 69% compared to $2.4 million (excluding $1.0 million of nonrecurring costs) in the third quarter of 2022.

Results of Operations

Consolidated Revenues

	Nine Months Ended September 30,		% Variance
(in millions)	2023	2022	9 mo. vs 9 mo.
Revenues:
Wireless service revenues	$-	$154.8	(100%)
Fixed broadband service revenues	-	42.5	(100%)
Equipment sales	-	38.1	(100%)
Non-subscriber international long distance and other revenues	-	3.2	(100%)
Total revenues	$-	$238.5	(100%)

The declines in revenue shown in the table above were due to the sale of the Company’s operations in May 2022. There were no revenues for the three months ended September 30, 2022 or for the three and nine months ended September 30, 2023.

Consolidated Operating Expenses (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,		% Variance
(in millions)	2023	2022	2023	2022	3 mo. vs 3 mo.	9 mo. vs 9 mo.
Operating expenses (income):
Cost of service, exclusive of depreciation, amortization and accretion shown separately	$-	$-	$-	$81.0	-%	(100%)
Cost of equipment sales	-	-	-	39.2	-%	(100%)
Sales and marketing	-	-	-	30.8	-%	(100%)
General and administrative	0.7	3.4	4.0	60.4	(78%)	(93%)
Depreciation, amortization and accretion	-	-	-	18.4	-%	(100%)
Loss (gain) on sale of operations and disposal of assets	-	-	-	(457.6)	-%	100%
Total operating expenses (income)	$0.7	$3.4	$4.0	$(227.8)	(78%)	102%

The changes in operating expenses (income) were due to the sale of the Company’s operations in May 2022. Operating expenses in 2023 represent expenditures incurred by the Company’s corporate headquarters.

Consolidated Other (Income) Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,		% Variance
(in millions)	2023	2022	2023	2022	3 mo. vs 3 mo.	9 mo. vs 9 mo.
Interest expense	$-	$-	$-	$22.9	-%	(100%)
Change in fair value of warrant liability	-	-	-	(0.1)	-%	100%
Debt extinguishment costs	-	-	-	8.5	-%	(100%)
Other, net	(0.1)	2.0	(0.6)	(13.6)	(105%)	96%

Consolidated Interest Expense

The Company repaid all of its outstanding indebtedness in May 2022; accordingly no interest expense was incurred after such repayment. Interest expense for the nine months ended September 30, 2022 was primarily related to the senior secured notes issued by Trilogy International South Pacific LLC (“TISP”).

Consolidated Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability resulted in income of $0.1 million for the nine months ended September 30, 2022 due to the warrants expiring on February 7, 2022.

Consolidated Debt Extinguishment Costs

Debt extinguishment cost for the nine months ended September 30, 2022 was due to an $8.5 million write-off of deferred finance cost and discounts with respect to the senior secured notes issued by TISP as a result of the prepayment of such notes in May 2022.

Consolidated Other, Net

Other, net income increased $2.1 million and declined $13.0 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase for the three months period was primarily due to unrealized foreign exchange losses in 2022 on the balance of the 2degrees Sale proceeds held in escrow which was denominated in NZD. The decline for the nine months ended September 30, 2023 was primarily due to a gain of $16.6 million recognized in 2022 in connection with the change in value of the forward exchange contract that the Company entered into in March 2022 to mitigate exposure to fluctuations in the NZD to USD exchange rate for a portion of the proceeds the Company received from the 2degrees Sale. See Note 6 – Derivative Financial Instruments to the Condensed Consolidated Financial Statements for further information.

Consolidated Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,		% Variance
(in millions)	2023	2022	2023	2022	3 mo. vs 3 mo.	9 mo. vs 9 mo.
Income tax expense	$-	$-	$0.1	$11.3	-%	(99%)

Income Tax Expense

Income tax expense declined for the nine months ended September 30, 2023 compared to the same period in 2022 due to the closing of the 2degrees Sale and the NuevaTel Transaction in May 2022.

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

New Zealand - Operating Results

	Nine Months Ended September 30,		% Variance
(in millions, unless otherwise noted)	2023	2022	9 mo. vs 9 mo.
Service revenues	$-	$161.0	(100%)
Total revenues	$-	$199.1	(100%)
Segment Adjusted EBITDA	$-	$51.5	(100%)
Segment Adjusted EBITDA Margin(1)	-%	32.0%	(32.0) pts

Capital expenditures(2)	$-	$30.5	(100%)
Capital intensity	-%	18.9%	(18.9) pts

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

Bolivia - Operating Results

	Nine Months Ended September 30,		% Variance
(in millions, unless otherwise noted)	2023	2022	9 mo. vs 9 mo.
Service revenues	$-	$39.3	(100%)
Total revenues	$-	$39.4	(100%)
Segment Adjusted EBITDA	$-	$0.2	(100%)
Segment Adjusted EBITDA Margin(1)	-%	0.5%	(0.5) pts

Capital expenditures(2)	$-	$1.9	(100%)
Capital intensity	-%	4.9%	(4.9) pts

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

Selected balance sheet information

The following table shows selected consolidated financial data of the Company’s financial position as of September 30, 2023 and December 31, 2022. The table below provides information related to the cause of the changes in financial position by financial statement line item for the period compared.

Consolidated Balance Sheet Data

	As of September 30,	As of December 31,
(in millions, except as noted)	2023	2022	Change includes:
Cash and cash equivalents	$9.3	$25.1
Decline is primarily due to $20.3 million of cash distributed to shareholders (net of distribution repaid) in the third quarter of 2023 and $9.3 million of cash used to fund headquarters operating activities, inclusive of severance payments to executives and former employees. These decreases were partially offset by $13.9 million of escrowed proceeds from the 2degrees Sale received in 2023.

% Change	(63%)

Other current assets	0.3	14.7	Decline is primarily driven by the aforementioned escrow proceeds from the 2degrees Sale received in the second quarter of 2023.
% Change	(98%)

Non-current assets	1.2	1.4
% Change	(17%)

Total assets	$10.7	$41.2

Total current liabilities	0.9	7.4	Decline is primarily driven by accrued severance costs paid to executives and former employees in 2023.
% Change	(88%)

Non-current liabilities	0.2	0.3
% Change	(38%)

Total shareholders’ equity	9.6	33.5
Decline is primarily due to a return of capital to shareholders (net of distribution repaid) in the amount of $20.3 million in the third quarter of 2023 and a net loss during the nine months ended September 30, 2023.

% Change	(71%)

Total liabilities and shareholders’ equity	$10.7	$41.2

Selected quarterly financial information

The following table shows selected quarterly financial information prepared in accordance with U.S. GAAP:

(in millions, except per share amounts)	2023			2022				2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Service revenues	$-	$-	$-	$-	$-	$69.2	$131.2	$133.8
Equipment sales	-	-	-	-	-	14.0	24.1	35.3
Total revenues	-	-	-	-	-	83.2	155.4	169.1
Total operating (expenses) income	(0.7)	(1.4)	(1.8)	(1.9)	(3.4)	380.3	(149.1)	(170.7)
Operating (loss) income	(0.7)	(1.4)	(1.8)	(1.9)	(3.4)	463.5	6.2	(1.6)
Interest expense	-	-	-	-	-	(8.6)	(14.3)	(13.8)
Change in fair value of warrant liability	-	-	-	-	-	-	0.1	(0.1)
Debt extinguishment costs	-	-	-	-	-	(8.5)	-	-
Other, net	0.1	0.2	0.2	1.8	(2.0)	30.2	(14.6)	(7.7)
(Loss) income before income taxes	(0.6)	(1.2)	(1.6)	(0.1)	(5.4)	476.6	(22.6)	(23.2)
Income tax expense	-	-	-	(0.1)	-	(5.2)	(6.2)	(5.3)
Net (loss) income	(0.6)	(1.2)	(1.6)	(0.2)	(5.4)	471.5	(28.8)	(28.5)
Net (income) loss attributable to noncontrolling interests	-	-	-	-	-	(2.5)	(1.1)	0.3
Net (loss) income attributable to TIP Inc.	$(0.6)	$(1.2)	$(1.6)	$(0.2)	$(5.4)	$468.9	$(29.8)	$(28.2)

Net (loss) income attributable to TIP Inc. per share:
Basic	$(0.01)	$(0.01)	$(0.02)	$-	$(0.06)	$5.36	$(0.34)	$(0.33)
Diluted	$(0.01)	$(0.01)	$(0.02)	$-	$(0.06)	$5.31	$(0.34)	$(0.33)

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

Liquidity and Capital Resources Measures

As of September 30, 2023, the Company had $9.3 million in cash and cash equivalents, including approximately C$0.2 million for ongoing costs denominated in that currency. As of December 31, 2022, the Company had $25.1 million in cash and cash equivalents. The decline in the cash balance from December 31, 2022 to September 30, 2023 was primarily due to the return of capital distribution in July 2023 and cash used in operating activities partially offset by the proceeds of the 2degrees Sale received in the second quarter of 2023.

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

Following this distribution, the Company had $9.3 million of cash at September 30, 2023 as a reserve for the payment of expenses for continued financial reporting and other compliance obligations through May 2028, when its remaining indemnification obligations related to the 2degrees Sale are scheduled to expire. The cash reserve will also be utilized for the payment of indemnification claims, if any, that may arise from the transaction but are not funded by the warranty insurance policy purchased in connection with the 2degrees Sale. The Company expects that any cash reserve remaining after the expiration of the indemnification claim period (and the payment of any claims) will be distributed to shareholders and that the Company will thereafter dissolve.

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

Selected cash flows information

The following table summarizes the Condensed Consolidated Statement of Cash Flows for the periods indicated:

	Nine Months Ended September 30,		% Variance
(in millions)	2023	2022	2023 vs 2022

Net cash (used in) provided by
Operating activities	$(9.3)	$(7.2)	30%
Investing activities	13.9	505.3	(97%)
Financing activities	(20.3)	(537.3)	96%
Net decrease in cash, cash equivalents and restricted cash	$(15.8)	$(39.2)	60%

Cash flow used in operating activities

Cash flow used in operating activities increased by $2.1 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the sales of our operations in the second quarter of 2022. Cash flow used in operating activities for the nine months ended September 30, 2023 was primarily related to the activities at headquarters, including severance payments to executives and former employees.

Cash flow provided by investing activities

Cash flow provided by investing activities decreased by $491.4 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to the $552.2 million proceeds received in 2022 from the sales of our operations, inclusive of proceeds from a forward exchange contract of $16.6 million, net of cash sold of $51.1 million.

Cash flow used in financing activities

Cash flow used in financing activities declined by $516.9 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily driven by $421.5 million payments of debt and financing obligations, net of proceeds in 2022 with no such payments in 2023. Cash flow used in financing activities was also affected by a return of capital distribution to shareholders, net of distribution repaid, in the amount of $113.0 million in 2022 as compared to $20.3 million in 2023. See Note 7 – Equity to the Condensed Consolidated Financial Statements for additional information regarding the return of capital distributions.

Contractual obligations

As a result of the sales of its operations in the second quarter of 2022, the Company no longer has any significant contractual obligations as of September 30, 2023.

Effect of inflation

The Company’s management believes inflation has not had a material effect on its financial condition or results of operations in recent years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that would have a material effect on the Company’s Condensed Consolidated Financial Statements as of September 30, 2023.

Transactions with Related Parties

The Company has not engaged in any related party transactions or arrangements during the three and nine months ended September 30, 2023. For additional information on related party transactions, see Note 20 – Related Party Transactions to our Consolidated Annual Financial Statements.

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

Consolidated Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022

Net (loss) income	$(0.6)	$(5.4)	$(3.5)	$437.3

Interest expense	-	-	-	22.9
Depreciation, amortization and accretion	-	-	-	18.4
Debt extinguishment costs	-	-	-	8.5
Change in fair value of warrant liability	-	-	-	(0.1)
Income tax expense	-	-	0.1	11.3
Other, net	(0.1)	2.0	(0.6)	(13.6)
Equity-based compensation	-	-	-	3.6
Loss (gain) on sale of operations and disposal of assets	-	-	-	(457.6)
Transaction and other nonrecurring costs(1)	-	1.0	-	10.6
Consolidated Adjusted EBITDA	$(0.7)	$(2.4)	$(4.0)	$41.3
Net (loss) income margin (Net (loss) income divided by service revenues)	-%	-%	-%	218.2%
Consolidated Adjusted EBITDA Margin	-%	-%	-%	20.6%
(Consolidated Adjusted EBITDA divided by service revenues)

(1) 2022 includes $7.1 million costs recorded at corporate headquarters of which $6.5 million are related to severance costs. 2022 also includes $2.1 million of costs incurred in connection with the 2degrees Sale and $1.3 million of costs related to the NuevaTel Transaction for the nine months ended September 30, 2022. See Note 2 - Sale of Operations to the Condensed Consolidated Financial Statements for further information.

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

Based on management’s evaluation, the CEO and CFO concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2023, there were no changes made to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In November 2022, NuevaTel and Balesia filed a complaint in U.S. District Court for the Southern District of Florida against Juan Pablo Calvo, NuevaTel’s chairman before the sale to Balesia and formerly NuevaTel’s CEO. The complaint alleged that Mr. Calvo violated his fiduciary duties to NuevaTel and interfered with NuevaTel’s contractual relations. The complaint was dismissed with prejudice on September 28, 2023. The plaintiffs have filed no notice of appeal and the deadline for doing so has passed.

Item 1A.	Risk Factors.

As of the date of this quarterly report on Form 10-Q, except with respect to certain risk factors regarding an expression of interest communicated to the Company on November 10, 2023 by SG Enterprises II, LLC (owned by Board Chair John W. Stanton and his wife, Theresa Gillespie) to acquire all issued and outstanding Common Shares not already owned by SG Enterprises II, LLC (the “Additional Risk Factors”), there have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022. The Additional Risk Factors are set forth in the Company’s press release dated November 13, 2023, which press release is hereby incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

3.1	Certificate of Incorporation of Alignvest Acquisition Corporation, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 40-F filed on November 15, 2016

3.2	Articles of Amendment of Alignvest Acquisition Corporation, incorporated by reference to Exhibit 99.11 to the Company’s Registration Statement on Form 40-F filed on November 15, 2016

3.3	Articles of Arrangement with attached Plan of Arrangement, incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K furnished on February 9, 2017

3.4	Articles of Trilogy International Partners Inc., incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K furnished on February 22, 2017

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Press Release dated November 13, 2023, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 13, 2023

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILOGY INTERNATIONAL PARTNERS INC.

Date: November 13, 2023	By:	/s/ Bradley J. Horwitz
Title: President, Chief Executive Officer and
Chief Financial Officer